Form 10-K
period 2022-12-31
PEDEVCO CORP
filed 2023-03-29
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price reported on such date was approximately $30,856,734. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of March 29, 2023, 87,040,267 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

Forward-looking statements may include statements about our:

•	business strategy;
•	reserves;
•	technology;
•	cash flows and liquidity;
•	financial strategy, budget, projections and operating results;
•	oil and natural gas realized prices;
•	timing and amount of future production of oil and natural gas;
•	availability of oil field labor;
•	the amount, nature and timing of capital expenditures, including future exploration and development costs;
•	drilling of wells;
•	government regulation and taxation of the oil and natural gas industry;
•	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
•	exploitation projects or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”)), recent increases in inflation and interest rates, and risks of recessions;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	developments in oil-producing and natural gas-producing countries;
•	future operating results;
•	future acquisition transactions;
•	estimated future reserves and the present value of such reserves; and
•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

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

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the oil and oil and gas industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we have not commissioned any of such information, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

Certain abbreviations and oil and gas industry terms used throughout this Annual Report are described and defined in greater detail under “Glossary of Oil and Natural Gas Terms“ below, and readers are encouraged to review that section.

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

MMBtu. One million British thermal units.

MMBoe. Million barrels of oil equivalent.

MMcf. One million cubic feet of natural gas.

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

Spud. Spudding is the process of beginning to drill a well in the oil and gas industry.

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

Transition Zone. The Transition Zone usually produces both oil and water at different ratios depending on the height above the Free Water Level (“FWL”). In normal conditions, wells that are drilled in the Transition Zone will produce at some water cut.

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

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado. As of December 31, 2022, we held approximately 31,308 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which we refer to as our “Permian Basin Asset,” and approximately 12,372 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2022, we held interests in 381 gross (377 net) wells in our Permian Basin Asset, of which 42 are active producers, 16 are active injectors and two are active salt water disposal wells (“SWD’s”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 92 gross (24.1 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 53 gross (7.9 net) wells are non-operated, and 21 wells have an after-payout interest.

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

•	Apply modern drilling and completion techniques and technologies. We own and intend to acquire additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids will allow us to successfully develop our properties.

•	Optimization of well density and configuration. We own properties that are legacy oil fields characterized by widespread vertical and horizontal development and geological well control. We utilize the extensive geological, petrophysical and production data of such legacy properties to confirm optimal well spacing and configuration using modern reservoir evaluation methodologies.

•	Maintain a high degree of operational control. We believe that by retaining high operational control, we can efficiently manage the timing and amount of our capital expenditures and operating costs, and thus key in on the optimal drilling and completions strategies, which we believe will generate higher recoveries and greater rates of return per well.

•	Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to grow our reserve base and maximize stockholder value.

•	Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide us flexibility across various commodity and market cycles.

We also are committed to developing and monitoring environmental, social and governance (“ESG”) initiatives and the Board of Directors plans to evaluate the potential adoption of ESG initiatives from time to time.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our estimated net capital expenditures for 2023 are estimated at the time of this Annual Report to range between $25 million to $35 million. This estimate includes a range of $23 million to $33 million for drilling and completion costs on our Permian Basin and D-J Basin Assets and approximately $2 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” - “Item 1A. Risk Factors“).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2023 development program incorporates service costs that have remained relatively flat, based on costs we have experienced since the third quarter of 2022. Our 2023 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2023 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon Kukes, our Chief Executive Officer and director, which funding Dr. Kukes is under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.5 million in securities which we may sell in the future in an on-going “at the market offering”, subject to availability under the Company’s shelf-registration, which limits the maximum amount of securities which can be sold in any 12 month period to 1/3 of the Company’s then public float, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2023.

The following chart reflects our current organizational structure:

*Represents percentage of total voting power based on 87,040,267 shares of common stock outstanding as of March 29, 2023, with beneficial ownership calculated in accordance with Rule 13d-3 of the Exchange Act. Holdings of The SGK 2018 Revocable Trust are also included in holdings of Senior Management and the Board - See “Part III” - “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance. Our management team is headed by our Chief Executive Officer, Dr. Simon Kukes, who was formerly the CEO at Samara-Nafta, a joint venture with the U.S.-based international oil company Hess Corporation, CEO of Tyumen Oil Company (TNK), prior to its combination with British Petroleum, and Chairman of Yukos Oil Company. Our President, J. Douglas Schick, has over 25 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company. In addition, our Executive Vice President and General Counsel, Clark R. Moore, has nearly 20 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp. Several other members of the management and operations teams have also successfully helped develop similar companies with like kind asset profiles and technical operations in the Permian Basin and elsewhere in the United States. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

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

Significant acreage positions and drilling potential. As of December 31, 2022, we have accumulated interests in a total of 31,308 net acres in our core Permian Basin Asset operating area, and 12,372 net acres in our core D-J Basin Asset operating area, both of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our Permian Basin Asset could contain up to 150 potential net wells, comprised of 135 net 1.0-mile lateral wells and 15 net 1.5-mile lateral wells, on 160-acre spacing and 240-acre spacing, respectively. We believe our D-J Basin Asset could contain up to 204 potential gross wells with 79 potential net wells, comprised of 52 gross 1.0-mile lateral wells with 20 net 1.0-mile lateral wells, 12 gross 1.5-mile lateral wells with 6 net 1.5 mile lateral wells, 140 gross 2.0-mile lateral wells with 53 net 2.0 mile lateral wells, on 80-acre spacing, 120-acre spacing, and 160-acre spacing, respectively, providing us with a substantial drilling inventory for future years. Not all of these potential well locations in our Permian Basin Asset and D-J Basin Asset are included in our reserve report due to SEC guidelines related to development timing.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2022, sales to two customers comprised 63% and 20%, respectively, of the Company’s total oil and gas revenues. No other customer accounted for more than 10% of our revenue during these periods. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

Natural Gas. Our natural gas is predominately sold under short-term natural gas purchase agreements, with one gas purchase agreement for our D-J Basin Asset that is in effect until April 1, 2032. However, natural gas sales related to this agreement only represent a nominal 1% of our total revenues as of December 31, 2022, and the Company believes that this trend will continue in the D-J Basin Asset. Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees for processing, location or transportation differentials.

Oil and Gas Properties

We believe that our Permian Basin and D-J Basin assets represent among the most economic oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Northwest Shelf of the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the Wattenberg and Wattenberg Extension areas of Weld County, Colorado and elsewhere in the D-J Basin. Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin.

Our estimated net capital expenditures for 2023 are estimated at the time of this Annual Report to range between $25 million to $35 million. This estimate includes a range of $23 million to $33 million for drilling and completion costs on our Permian Basin and D-J Basin Asset and approximately $2 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” - “Item 1A. Risk Factors”).

Our Core Areas

Permian Basin Asset

We hold our Permian Basin Assets through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiaries, EOR Operating Company and Ridgeway Arizona Oil Corp. Our Permian Basin Asset was assembled through three acquisitions completed between 2018 and 2019. In the first acquisition, we acquired 100% of the assets of Hunter Oil Company, with an effective date of September 1, 2018, which created our core Permian position. In 2019, we acquired additional assets in two bolt-on acquisitions from private operators. These interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 381 gross (377 net) wells, of which 42 wells are active producers, 16 wells are active injectors, and two are active SWDs. As of December 31, 2022, our Permian Basin Asset acreage is located where indicated in the below map of the State of New Mexico and more specifically in the areas shaded in yellow in the subsequent sectional map.

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

We believe that the Company’s 31,380 net acres within the Chaveroo and Milnesand fields of Chaves and Roosevelt Counties, New Mexico offer a unique opportunity to drill infill horizontal wells targeting the higher oil-saturations of the MPZs. The Chaveroo NE field is an extension of the Chaveroo field that was not originally developed vertically. There are currently 381 wellbores within the leasehold, of which 42 are active producers and 16 are active injectors, and two are active SWDs. The remainder are shut-in wellbores with future potential utility for additional water injection, production reactivations, and behind-pipe recompletions. We currently own and operate three water handling facilities, one in each field, that have a current combined capacity of approximately 60,000 barrels of water per day (bbl/d).

D-J Basin Asset

We have grown our legacy D-J Basin Asset position to 12,372 net acres in Weld and Morgan Counties, Colorado. We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, Red Hawk. These interests are all located in Weld and Morgan Counties, Colorado. Red Hawk has an interest in 92 gross (24.1 net) wells and is currently the operator of 18 gross (16.2 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas shown in the map below. The D-J Basin’s Wattenberg Extension has seen a tremendous amount of growth in drilling activity since 2018 due to enhanced completions design and interest in the area as a result of its remote location away from more populated areas of the Wattenberg play to the south. D-J Basin operators are drilling horizontal wells in the Niobrara formation in several Niobrara benches and in the Codell formation, utilizing the latest advances in completion design, frac stages, and frac intensity to obtain favorable well results. Notable non-operated partners leading the Niobrara revival are Chevron Corporation (which acquired Noble Energy in October 2020), Civitas Resources, Inc. (formed by the merger of Bonanza Creek Energy and Extraction Oil and Gas in November 2021) and several large private equity-backed independent E&P companies. Other active operators in the area include Fundare Resources Company, LLC (which acquired Whiting Petroleum Company’s D-J Basin interests in late 2019), Occidental Petroleum (which acquired Anadarko Petroleum in 2019) and PDC Energy (which acquired SRC Energy in 2019).

Weld and Morgan Counties, Colorado

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue, net to the Company, for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020

Total Revenues	$30,034,000	$15,860,000	$8,059,000

Oil:
Total Production (Bbls)	304,507	228,068	204,983
Average sales price (per Bbl)	$90.86	$64.76	$36.84
Natural Gas:
Total Production (Mcf)	245,923	192,052	191,337
Average sales price (per Mcf)	$6.41	$4.70	$1.72
NGL:
Total Production (Bbls)	19,277	5,225	15,934
Average sales price (per Bbl)	$40.87	$36.09	$11.20
Oil Equivalents:
Total Production (Boe) (1)	364,771	265,302	252,807
Average Daily Production (Boe/d)	999	727	691
Average Production Costs (per Boe) (2)	$13.12	$13.44	$13.09

_________________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem and severance taxes.

As of December 31, 2022, the Chaveroo and the Wattenberg fields and as of December 31, 2021, the Chaveroo, Milnesand and Wattenberg fields, and as of December 31, 2020, the Chaveroo and Milnesand fields are the fields that each comprise 15% or more of our total proved reserves. The applicable production volumes from these fields for the years ended December 31, 2022, 2021, and 2020, are represented in the table below in total barrels (Bbls):

	2022	2021	2020
Chaveroo (Permian Asset Base)	211,310	167,164	129,332
Milnesand (Permian Asset Base)	-	8,840	7,868
Wattenberg (D-J Asset Base)	91,685	24,731	-

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2022:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	204,714	12,372	183,370	9,388	21,344	2,984
Permian Basin	33,456	31,308	30,693	29,916	2,763	1,392
Total	238,170	43,680	214,063	39,304	24,107	4,376

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2022, is 66, 40, and 0 for the years ending December 31, 2023, 2024 and 2025, respectively We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2022. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	112.0	66.1
Natural gas	-	-
Total*	112.0	66.1

* Total percentage of gross operated wells is 53.6%.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	8	4.1	4	0.3	-	-
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2022, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	-	-	8	0.4
Exploratory wells	-	-	-	-
Total	-	-	8	0.4

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data“ - “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2022, the Company’s total estimated proved reserves were 16.1 million Boe, of which 13.4 million Bbls were crude oil and NGL reserves, and 16.4 million Mcf were natural gas reserves.

Internal Controls. Arvind Krishna Harikesavanallur, our Director of Development and Reservoir Engineering (a non-executive position), is the technical person primarily responsible for our internal reserves estimation process (which is based upon the best available production, engineering and geologic data) and has in excess of five years as a reserves estimator and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Master of Science degree in Petroleum Engineering from The University of Texas at Austin and an MBA from Rice University.

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

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” - “Supplemental Oil and Gas Disclosures (Unaudited)”.

Drilling and Completion and Leasing Activities

For the year ended December 31, 2022, the Company incurred $23,131,000 of capital costs primarily related to drilling operations, completion and facility construction for the two new wells started at the end of 2021; approximately $8.4 million relating to production enhancement cleanouts in our Permian Basin Asset; and approximately $12.5 million for the acquisition and development of assets in the D-J Basin, which also includes our participation in the drilling and completion of six wells by a third-party operator in the latter part of the period.

Additionally, the Company consummated the acquisition of certain additional assets located in the D-J Basin from a third-party effective July 1, 2021, for approximately $500,000 in cash consideration. These assets include approximately 46.6 net leasehold acres and interests in 14 horizontal wells currently producing from the acreage. The Company incurred $1.2 million (included in the $23.1 million total number above) in net capital costs for its working interest in these 14 new well interests during the year ended December 31, 2022.

The Company also acquired approximately 480 net mineral acres and 787 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions in 2022, at total acquisition and due diligence costs of $607,000 and $688,000, respectively.

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

The COGCC regulates oil and gas operators through rules, policies, written guidance, orders, permits, and inspections. Among other things, the COGCC enforces specifications regarding drilling, development, production, reclamation, enhanced recovery, safety, aesthetics, noise, waste, flowlines, and wildlife. In recent years, the COGCC has amended its existing regulatory requirements and adopted new requirements with increased frequency. For example, in January 2016, the COGCC approved new rules that require local government consultation and certain best management practices for large-scale oil and natural gas facilities in certain urban mitigation areas. These rules also require operator registration and/or notifications to local governments with respect to future oil and natural gas drilling and production facility locations. In February 2018, the COGCC comprehensively amended its regulations for oil, gas, and water flowlines to expand requirements addressing flowline registration and safety, integrity management, leak detection, and other matters. The COGCC has also adopted or amended numerous other rules in recent years, including rules relating to safety, flood protection, and spill reporting. In December 2018, the COGCC approved new rules that require new oil and gas sites to be situated at least 1,000 feet away from school properties such as playgrounds and athletic fields. Most recently, in 2019, Colorado enacted Senate Bill 19-181 (“SB 19-181”), which changes the mission of the COGCC from fostering responsible and balanced development to regulating development to protect public health and the environment and directs the COGCC to undertake rulemaking on various operational matters including environmental protection, facility siting and wellbore integrity. Pursuant to this directive, in June 2020, the COGCC amended its regulations regarding wellbore integrity. The amended rules impose additional requirements regarding the permitting, construction, operation, and closure of wells. In addition, in further pursuance of this directive, on March 1, 2022 the COGCC adopted new financial assurance rules, effective April 30, 2022, that, among other things, ensure each operator has the financial capability to meet all of their obligations under SB 19-181, through the development of operator-specific financial assurance plans, increase financial assurance for transferred and inactive wells, require the creation of a financial assurance account for new wells funded in the initial years of operations, create an orphan well fund, provide for the application of Colorado’s new rules to federal wells, broaden access for local governments regarding plugging of wells, and develop an out-of-service plugging program. The new financial assurance rules became effective on April 30, 2022. We estimate that we will be required to pay approximately $100,000 annually in order to comply with these new financial assurance rules, which could increase in the event we drill additional wells. Further, the COGCC has recently imposed minimum requirements for ownership and consent in order to obtain a force pooling order.

In addition, on May 10, 2022, the Colorado Legislature adopted SB 22-198, the “Orphaned Oil and Gas Well Enterprise” bill, which requires each oil and gas operator in Colorado to pay a mitigation fee to the “enterprise” for each well that has been spud but not yet plugged and abandoned. The COGCC submitted a notice of rulemaking on May 18, 2022, to implement SB 22-198 by amending the COGCC’s annual registration fee rules to now require that an operator’s annual registration fee be paid to the enterprise as a “mitigation fee.” In addition, the newly established “Enterprise Board” now has the authority to adjust the dollar amount of the mitigation fee. The amendments became effective on June 30, 2022, and may increase the registration fees required for current and future oil and gas wells in Colorado. We anticipate that the COGCC, the Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department, the New Mexico State Land Office, the New Mexico Environment Department and other federal, state and local authorities will continue to adopt new rules and regulations moving forward which will likely affect our oil and gas operations and could make it more costly for our operations or limit our activities. We routinely monitor our operations and new rules and regulations which may affect our operations, to ensure that we maintain compliance.

In New Mexico, the Company, through its New Mexico operating subsidiaries Ridgeway and EOR, has entered into Agreed Compliance Orders (“ACOs”) with the EMNRD with respect to the abandonment, restoration and remediation of its wells in its Permian Basin Asset. Ridgeway currently has an ACO in place with the EMNRD pertaining to approximately 284 legacy vertical wells operated by Ridgeway, and on November 10, 2022 EOR entered into an amended ACO (the “Amended ACO”) with the EMNRD pertaining to approximately 49 legacy vertical wells operated by EOR. Among other things, the Amended ACO provides that (i) no penalties were due from EOR, (ii) EOR would restore to production, or plug and abandon, the 49 wells listed in the Amended ACO by no later than December 31, 2024, (iii) EOR would provide monthly reports to the Director of the Oil Conservation Division (“OCD”) regarding actions taken for each well, (iv) EOR would maintain financial assurance for the wells and place $50,000 cash in an escrow account in New Mexico designating the OCD as beneficiary, which escrowed funds will be forfeit in the event EOR fails to meet any well plugging deadline, (v) EOR may request, and the OCD may grant, an extension of the deadlines under the Amended ACO for good cause shown, and (vi) EOR may not transfer a well to another operator unless approved by the OCD. The Company may be required to enter into new or amended ACOs with the EMNRD with respect to its Permian Basin Asset, which could require the accelerated restoration of production, or plugging and abandonment, of its legacy vertical wells in its Permian Basin Asset.

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

In addition to the regulation of natural gas pipeline transportation, the FERC has additional, jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005 (“EPAct 2005”). Under the EPAct 2005, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to FERC’s jurisdiction under the Natural Gas Act of 1938 (“NGA”) to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA and the Natural Gas Policy Act of 1978 up to $1.5 million per day, per violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under FERC Order No. 704 (defined below).

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

In addition to the FERC’s regulations, we are required to observe anti-market manipulation laws with regard to our physical sales of energy commodities. In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1.3 million per violation per day. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to oil purchases and sales. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1.1 million or triple the monetary gain to the person for each violation.

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

In December 2016, the U.S. District Court for the District of Columbia approved a consent decree between the EPA and a coalition of environmental groups. The consent decree requires the EPA to review and determine whether it will revise the RCRA regulations for exploration and production waste to treat such waste as hazardous waste. In April 2019, the EPA, pursuant to the consent decree, determined that revision of the regulations was not necessary. Information comprising the EPA’s review and decision is contained in a document entitled “Management of Exploration, Development and Production Wastes: Factors Informing a Decision on the Need for Regulatory Action”. The EPA indicated that it will continue to work with states and other organizations to identify areas for continued improvement and to address emerging issues to ensure that exploration, development and production wastes continue to be managed in a manner that is protective of human health and the environment. Environmental groups, however, expressed dissatisfaction with the EPA’s decision and will likely continue to press the issue at the federal and state levels.

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

Water Discharges

The federal Clean Water Act (“CWA”) and analogous state laws impose strict controls concerning the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The CWA also requires approval and/or permits prior to construction, where construction will disturb certain wetlands or other waters of the U.S. (“WOTUS”). In 2019 and 2020, the EPA and the United States Army Corps of Engineers (“USACE”) issued a final rule to repeal previous regulations and promulgated a new replacement rule (the “Navigable Waters Protection Rule”). The Navigable Waters Protection Rule was vacated by two separate federal district courts in late 2021. On November 18, 2021, EPA and USACE issued a pre-publication version of another rule largely reinstating the previous 1986 WOTUS rule and guidance “with certain amendments” to reflect “consideration of the agencies’ statutory authority under the CWA and relevant Supreme Court decisions” (the “2021 Proposed Rule”). The 2021 Proposed Rule was published in the Federal Register on December 7, 2021. In addition to the 2021 Proposed Rule, in September 2022, the EPA and USACE sent the draft final rule to implement the 2021 Proposed Rule to the Office of Management and Budget for interagency review, but no final rule has yet been issued by the agencies. It is unknown at this time when the 2021 Proposed Rule will take effect; when the next forthcoming proposed amendments are expected; and/or whether either new rule will be challenged and withstand any challenges in federal court. Finally, in January 2022, the United States Supreme Court granted review of Sackett vs. EPA, which involves issues related to CWA scope and jurisdiction and could impact the current rulemaking process. The Supreme Court heard oral arguments in Sackett in October 2022, and a decision is expected in 2023. Although the outcome of the 2021 Proposed Rule and additional forthcoming amendments to the WOTUS regulations is unknown, the regulations under the Biden Administration are undoubtedly more stringent in terms of the scope of WOTUS, which could ultimately change the scope of the CWA’s jurisdiction and result in increased costs and delays with respect to obtaining permits for discharges of pollutants or dredge and fill activities in waters of the U.S., including regulated wetland areas. As noted above, however, things are constantly in flux and the fate of the definition of “WOTUS” under the CWA and how that ultimately will be applied by the Agencies is yet to be seen.

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

In June 2016, the EPA implemented new requirements focused on achieving additional methane and volatile organic compound reductions from the oil and natural gas industry. The rules imposed, among other things, new requirements for leak detection and repair, control requirements for oil well completions, replacement of certain pneumatic pumps and controllers and additional control requirements for gathering, boosting and compressor stations. On November 15, 2021, the EPA published a proposed rule that would update and expand existing requirements for the oil and gas industry, as well as creating significant new requirements and standards for new, modified, and existing oil and gas facilities. The proposed new requirements would include, for example, new standards and emission limitations applicable to storage vessels, well liquids unloading, pneumatic controllers, and flaring of natural gas at both new and existing facilities. In November 2022, the EPA published a supplemental proposal to update, strengthen, and expand the standards proposed in November 2021. The proposed rules for new and modified facilities are estimated to be finalized by the end of 2023, while any standards finalized for existing facilities will require further state rulemaking actions over the next several years before they become applicable and effective.

In November 2022, the BLM published a proposed rule that would regulate venting, flaring and leaks during oil and gas production activities on federal and Indian leases. If finalized as proposed, the rule would limit gas that may be flared royalty-free during well completions, production testing, and emergencies; establish a monthly volume limit on royalty-free flaring due to pipeline capacity constraints, midstream processing failures, or other similar events; require vapor recovery systems on oil tanks; require operators to maintain leak detection and repair (“LDAR”) programs; prohibit the use of certain natural-gas-activated pneumatic controllers and pneumatic diaphragm pumps; and require operators to submit waste minimization plans with applications for permit to drill, among other requirements.

In 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment (“Denver Metro/North Front Range NAA”) area from “moderate” to “serious” under the 2008 national ambient air quality standard (“NAAQS”). This increase in non-attainment status to “serious” triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in December 2020 that are applicable to our operations. Based on current air quality monitoring data, it is expected that the Denver Metro/North Front Range NAA will be further “bumped-up” to “severe” status. This will trigger additional obligations for the state under the CAA and will result in new and more stringent air quality permitting and control requirements, which may in turn result in significant costs and delays in obtaining necessary permits applicable to our operations.

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

In addition, on August 30, 2022, environmental groups filed a petition for rulemaking with the COGCC, petitioning the COGCC to adopt new rules to evaluate and address the cumulative air impacts of oil and gas development in Colorado. The petition proposes to address the cumulative air impacts of oil and gas development by effectively prohibiting any oil and gas project located in an area where the air quality exceeds, or may exceed, applicable air quality standards. In effect, the petition for rulemaking calls for a blanket prohibition on oil and gas development in much of Colorado. The COGCC denied the petition; however, the COGCC initiated a cumulative impacts stakeholder process to determine how best to address cumulative impacts going forward, which may include additional regulations.

In 2021, the State of New Mexico Energy, Minerals and Natural Resources Department (“ENMRD”) enacted rule changes aimed at mitigating volumes of flared and vented natural gas. Commencing April 1, 2022, operators are required to reduce the annual volume of vented and flared natural gas in order to capture no less than ninety-eight percent of the natural gas produced from all wells by December 31, 2026 (New Mexico Administrative Code Section 19.15.27.9). This rule change is accompanied by additional reporting requirements for all flared and vented gas. We expect to meet or exceed the required gas capture requirements in accordance with this rule change.

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

In the past, Congress has considered proposed legislation to reduce emissions of GHGs. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA imposes a fee of up to $1,500 per metric ton of methane emitted above specified thresholds from onshore petroleum and natural gas production facilities, natural gas processing facilities, natural gas transmission and compression facilities, and onshore petroleum and natural gas gathering and boosting facilities, among other facilities. The fees will apply to methane emissions after January 1, 2024. We do not anticipate that such fees will have material effect on our financial condition or results of operations. Congress may adopt additional significant legislation in the future to reduce emissions of GHGs.

In April 2021, President Biden announced that the United States would aim to cut its greenhouse gas emissions 50 percent to 52 percent below 2005 levels by 2030. This commitment will be part of the United States’ “nationally determined contribution,” or NDC, to the Paris Climate Agreement. The NDC will commit the United States to a voluntary GHG emission reduction target and outline domestic climate mitigation measures to achieve that target.

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

For example, on November 6, 2018, registered voters in the State of Colorado cast their ballots and rejected Proposition 112 (“Prop. 112”), with 55% of ballots cast against the measure. Prop. 112 would have created a rigid 2,500-foot setback from oil and gas facilities to the nearest occupied structure and other “vulnerable areas,” which included parks, ball fields, open space, streams, lakes and intermittent streams. It would have dramatically increased the amount of surface area off-limits to new energy development by 26 times and put 94% of private land in the top five oil and gas producing counties in the State of Colorado off-limits to new development. See further discussion in “Part I” - “Item 1A. Risk Factors.”

While there were no oil and gas ballot initiatives in 2022 that would have imposed additional regulations on the oil and gas industry in the State of Colorado, it is possible that future ballot initiatives will be proposed that could limit the areas of the state in which drilling would be permitted to occur or otherwise impose increased regulations on our industry.

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

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed. President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. It is currently unclear whether future moratoriums will be imposed, if any, and whether such actions herald the start of a change in federal policies regarding the grant of oil and gas permits on federal lands.

Endangered Species and Migratory Birds Considerations

The federal Endangered Species Act (“ESA”), and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species or that species’ habitat. Similar protections are offered to migrating birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist, including the lesser prairie chicken which is now considered endangered as of November 2022, and where other species that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of one or more agreements entered into by the U.S. Fish and Wildlife Service, the agency is required to make a determination on listing of numerous species as endangered or threatened under the ESA pursuant to specific timelines. The identification or designation of the lesser prairie chicken as endangered, and previously unprotected species as threatened or endangered, in areas where underlying property operations are conducted, could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. Currently, all net acres in our Permian Basin Asset have been designated as critical or suitable habitat for the lesser prairie chicken, which could adversely impact the pace of our development and the value of these leases.

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

Crude oil production is subject to many of the same operating hazards and environmental concerns as natural gas production, but is also subject to the risk of crude oil spills. In addition to Spill Prevention, Control, and Countermeasure Regulation (“SPCC”) requirements, the Oil Pollution Act of 1990 (“OPA”) establishes requirements for preparation and EPA approval of Facility Response Plans and subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from crude oil spills. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Historically, we have not experienced any significant crude oil discharge or crude oil spill problems.

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

We are not able to predict the timing, scope and effect of any currently proposed or future laws or regulations regarding hydraulic fracturing, but the direct and indirect costs of such laws and regulations (if enacted) could materially and adversely affect our business, financial conditions and results of operations. See further discussion in “Part I” - “Item 1A. Risk Factors.”

Global Warming and Climate Change

Various state governments and regional organizations have enacted, or are considering enacting, new legislation and promulgating new regulations governing or restricting the emission of GHG, including from facilities, vehicles and equipment. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the oil and natural gas that we sell or the cost of the equipment and other materials we use. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment, install new emission controls on our equipment, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.

Additionally, the development of a federal renewable energy standard, or the development of additional or more stringent renewable energy standards at the state level could reduce the demand for the oil and gas we produce, thereby adversely impacting our earnings, cash flows and financial position. A cap-and-trade program generally would cap overall greenhouse gas emissions on an economy-wide basis and require major sources of greenhouse gas emissions or major fuel producers to acquire and surrender emission allowances. A federal cap and trade program or expanded use of cap and trade programs at the state level could impose direct costs on us through the purchase of allowances and could impose indirect costs by incentivizing consumers to shift away from fossil fuels. In addition, federal or state carbon taxes could directly increase our costs of operation and similarly incentivize consumers to shift away from fossil fuels.

In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in an increasing number of financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this may make it more difficult and expensive for us to secure funding. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our securities. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.

These various legislative, regulatory and other activities addressing greenhouse gas emissions could adversely affect our business, including by imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations, which could require us to incur costs to reduce emissions of greenhouse gases associated with our operations. Limitations on greenhouse gas emissions could also adversely affect demand for oil and gas, which could lower the value of our reserves and have a material adverse effect on our profitability, financial condition and liquidity.

Compliance with GHG laws or taxes could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources.

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

Human Capital Resources

At December 31, 2022, we employed 14 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. Such reports and other information filed by the Company with the SEC are available free of charge at https://www.PEDEVCO.com/ped/sec-filings when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its corporate website, www.pedevco.com. This includes press releases and other information. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•	The future price of oil, natural gas and NGL;

•	The impact of public health crises, similar to COVID-19, on the Company’s operations, future prospects, the value of its properties, and the economy in general, including the related effect on the supply and demand, and ultimate price of oil and natural gas;

•	Current and future declines in economic activity and recessions, increased inflation and interest rates, and their effect on the Company, its property, prospects and the supply and demand, and ultimate price of oil and natural gas;

•	The status and availability of oil and natural gas gathering, transportation, and storage facilities owned and operated by third parties;

•	An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production may adversely affect our business, financial condition, and results of operations;

•	New or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	The effect of future shut-ins of our operated production, should market conditions significantly deteriorate;

•	Declines in the value of our crude oil, natural gas and NGL properties resulting in impairments;

•	Our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

•	Our ability to generate sufficient cash flow to meet any future debt service and other obligations due to events beyond our control;

•	The fact that all of our assets and operations are located in the Permian Basin and the D-J Basin, making us vulnerable to risks associated with operating in only two geographic areas;

•	The speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

•	Potential conflicts of interest that could arise for certain members of our management team and board of directors that hold management positions with other entities and our largest stockholder;

•	The limited control we have over activities on properties we do not operate;

•	The estimates of the value of our oil and gas properties and accounting in connection therewith;

•	Intense competition in the oil and natural gas industry;

•	Our competitors use of superior technology and data resources that we may be unable to afford or obtain the use of;

•	Changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	Uncertainties associated with enhanced recovery methods which may result in us not realizing an acceptable return on our investments in such projects or suffering losses;

•	Requirements that we must drill on certain of acreage in order to hold such acreage by production;

•	Improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	Future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	The currently sporadic and volatile market for our common stock;

•	Our dependence on the continued involvement of our present management;

•	The fact that Dr. Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns a majority of our common stock and that his interests may be different from other shareholders;

•	Our ability to maintain the listing of our common stock on the NYSE American;

•	Dilution caused by future offerings;

•	Future material impairments of our oil and gas assets; and

•	Other risks described under “Risk Factors” below.

Risks Related to the Oil, NGL and Natural Gas Industry and Our Business

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future, to adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 72% of our estimated proved reserves as of December 31, 2022 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $42 in June 2017 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the global COVID-19 outbreak, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI oil spot price (per Bbl)		Daily NYMEX natural gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2019	$66.24	$46.31	$4.25	$1.75
Year ended December 31, 2020	$63.27	$(36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Quarter ended March 31, 2023 (through March 21, 2023)	$81.62	$66.61	$3.78	$1.93

We have a limited operating history, have incurred net losses in the past and may incur net losses in the future

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses in the past and may continue to incur net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $126,741,000 from the date of inception (February 9, 2011) through December 31, 2022. Additionally, we may be dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

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

We may need additional capital to complete future acquisitions, conduct our operations and fund our business beyond 2023, and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funding to complete future potential acquisitions and may be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete exploration and drilling operations beyond 2023 and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

Year 2022 saw significant increases in the costs of certain services and materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors, with supply and demand fundamentals being further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine, all resulting in an estimated cost increase of approximately 25% to 30% per well on our Permian Asset and 10% to 20% on our D-J Asset, based on costs we experienced commencing in the third quarter of 2021 and through 2022. Service and materials costs also increased accordingly through 2022 with general supply chain and inflation issues seen throughout the industry leading to increased operating costs. While the Company is cautiously optimistic that such costs have plateaued and will hold at current levels as we have not seen significant cost increases thus far in 2023, supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described under “Risk Factors” in Item 1A of this Annual Report.

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

We have entered into Agreed Compliance Orders, as amended (“ACOs”), with the State of New Mexico Energy, Minerals and Natural Resources Department (“EMNRD”) which require the restoration of production, or plugging and abandonment, of an aggregate of approximately 333 legacy vertical wells in our Permian Basin Asset, with any failure by us to comply with the ACOs likely to materially and adversely affect our business, results of operations and cash flows.

The Company has previously entered into ACOs with the EMNRD through its New Mexico operating subsidiaries, Ridgeway Arizona Oil Corp. (“Ridgeway”) and EOR Operating Company (“EOR”), which require the Company to restore production, or plug and abandon, an aggregate of approximately 333 legacy vertical wells by certain specified dates. In the event the Company is unable to fully comply with the terms of these ACOs, then the Company could be subject to significant civil penalties and sanctions, which would likely have a material adverse effect on our business, financial condition and results of operations, could require us to raise additional funding which may not be available on commercially reasonable terms, if at all, and may negatively affect our drilling plans in the future, and may cause the value of our securities to decline in value.

We may be required to enter into new or amended ACOs with the EMNRD with respect to our Permian Basin Asset, which could require the accelerated restoration of production, or plugging and abandonment, of our legacy vertical wells in our Permian Basin Asset, which could materially and adversely affect our business, results of operations and cash flows.

In the event the Company is required to enter into new, or amend existing, ACOs with the EMNRD with respect to our approximately 333 legacy vertical wells which require the Company to accelerate the restoration of production, or plugging and abandonment, of some or all of these wells, such accelerated actions could have a material adverse effect on our business, financial condition and results of operations, could require us to raise additional funding which may not be available on commercially reasonable terms, if at all, and may negatively affect our drilling plans in the future, and may cause the value of our securities to decline in value.

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

Our operations are focused solely in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin of Weld and Morgan Counties, Colorado, which means our current producing properties and new drilling opportunities are geographically concentrated in those two areas. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

•	fluctuations in prices of crude oil, natural gas and NGLs produced from the wells in these areas;

•	natural disasters such as the flooding that occurred in the D-J Basin area in September 2013;

•	the effects of local quarantines;

•	restrictive governmental regulations; and

•	curtailment of production or interruption in the availability of gathering, processing or transportation infrastructure and services, and any resulting delays or interruptions of production from existing or planned new wells.

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

If we decide to drill a certain location, there is a risk that no commercially productive oil or natural gas reservoirs will be found or produced. We may drill or participate in new wells that are not productive. We may drill wells that are productive, but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover exploration, drilling or completion costs or to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon-bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production and reserves from the well or abandonment of the well. Whether a well is ultimately productive and profitable depends on a number of additional factors, including the following:

•	general economic and industry conditions, including the prices received for oil and natural gas;

•	shortages of, or delays in, obtaining equipment, including hydraulic fracturing equipment, and qualified personnel;

•	potential significant water production which could make a producing well uneconomic, particularly in the Permian Basin Asset, where abundant water production is a known risk;

•	potential drainage by operators on adjacent properties;

•	loss of, or damage to, oilfield development and service tools;

•	problems with title to the underlying properties;

•	increases in severance taxes;

•	adverse weather conditions that delay drilling activities or cause producing wells to be shut down;

•	domestic and foreign governmental regulations; and

•	proximity to and capacity of transportation facilities.

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

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude rising from a low of $42 in June 2017 to a high of $76 in October 2018, then, in 2020, dropping below $20 per barrel due in part to reduced global demand stemming from the global COVID-19 outbreak, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine. Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

•	the domestic and foreign supply of oil, NGLs and natural gas;

•	the domestic and foreign demand for oil, NGLs and natural gas;

•	the prices and availability of competitors’ supplies of oil, NGLs and natural gas;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and state-controlled oil companies relating to oil price and production controls;

•	the price and quantity of foreign imports of oil, NGLs and natural gas;

•	the impact of U.S. dollar exchange rates on oil, NGLs and natural gas prices;

•	domestic and foreign governmental regulations and taxes;

•	speculative trading of oil, NGLs and natural gas futures contracts;

•	localized supply and demand fundamentals, including the availability, proximity and capacity of gathering and transportation systems for natural gas;

•	the availability of refining capacity;

•	the prices and availability of alternative fuel sources;

•	the threat, or perceived threat, or results, of viral pandemics, for example, as experienced with the COVID-19 pandemic in 2020 and 2021;

•	weather conditions and natural disasters;

•	political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022, which conflict is ongoing;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•	the level of global oil, NGL and natural gas inventories and exploration and production activity;

•	authorization of exports from the Unites States of liquefied natural gas;

•	the impact of energy conservation efforts;

•	technological advances affecting energy consumption; and

•	overall worldwide economic conditions.

Declines in oil, NGL or natural gas prices have not, and will not, only reduce our revenue, but have and will reduce the amount of oil, NGL and natural gas that we can produce economically. Should natural gas, NGL or oil prices decline from current levels and remain there for an extended period of time, we may choose to shut-in our operated wells, (similar to our shut-in of our operated wells in 2020 in response to the Covid-19 pandemic), delay some or all of our exploration and development plans for our prospects, or to cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, and, as a result, we may have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition and results of operations.

We have in the past incurred impairments and future conditions might require us to incur additional impairments or make write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties. No impairment was incurred for the years ended December 31, 2022 and 2021. In the past we have been required to impair our assets and if conditions in any of the businesses in which we compete were to deteriorate in the future, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Prior write-offs have adversely affected our balance sheet and results of operations and any future significant write-offs would similarly adversely affect our balance sheet and results of operations.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the duration and effects of future pandemics, and the results thereof, energy costs, geopolitical issues (including, but not limited to the current Ukraine/Russia conflict), inflation, increasing interest rates and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown, which could expand to a recession or global depression. If the economic climate in the United States or abroad deteriorates, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

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

Our cash flows from operations and access to capital are subject to a number of variables, including:

•	our estimated proved oil and natural gas reserves;

•	the amount of oil and natural gas we produce from existing wells;

•	the prices at which we sell our production;

•	the costs of developing and producing our oil and natural gas reserves;

•	our ability to acquire, locate and produce new reserves;

•	the general state of the economy;

•	the ability and willingness of banks to lend to us; and

•	our ability to access the equity and debt capital markets.

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

If our revenues decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, further develop and exploit our current properties or invest in additional exploration opportunities. Alternatively, a significant improvement in oil and natural gas prices or other factors could result in an increase in our capital expenditures, and we may be required to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments, the sale or farm out of interests in our assets, the borrowing of funds or otherwise to meet any increase in capital needs. If we are unable to raise additional capital from available sources at acceptable terms, our business, financial condition and results of operations could be adversely affected. Further, future debt financings may require that a portion of our cash flows provided by operating activities be used for the payment of principal and interest on our debt, thereby reducing our ability to use cash flows to fund working capital, capital expenditures and acquisitions. Debt financing may involve covenants that restrict our business activities. If we succeed in selling additional equity securities to raise funds, at such time the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we choose to farm-out interests in our prospects, we may lose operating control over such prospects.

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

The process of estimating accumulations of oil and natural gas is complex and is not exact, due to numerous inherent uncertainties. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserves estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the judgment of the persons preparing the estimate; and

•	the accuracy of the assumptions.

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

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

There are numerous operational hazards inherent in oil and natural gas exploration, development, production and gathering, including:

•	unusual or unexpected geologic formations;

•	natural disasters;

•	adverse weather conditions;

•	unanticipated pressures;

•	loss of drilling fluid circulation;

•	blowouts where oil or natural gas flows uncontrolled at a wellhead;

•	cratering or collapse of the formation;

•	pipe or cement leaks, failures or casing collapses;

•	fires or explosions;

•	releases of hazardous substances or other waste materials that cause environmental damage;

•	pressures or irregularities in formations; and

•	equipment failures or accidents.

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

Any of these or other similar occurrences could result in the disruption or impairment of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution and substantial revenue losses. The location of our wells, gathering systems, pipelines and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks. Insurance against all operational risks is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. We maintain $2 million in general liability coverage and $10 million umbrella coverage that covers our and our subsidiaries’ business and operations. With respect to our other non-operated assets, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable prices or on commercially reasonable terms. Changes in the insurance markets due to various factors may make it more difficult for us to obtain certain types of coverage in the future. As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and the insurance coverage we do obtain may not cover certain hazards or all potential losses that are currently covered and may be subject to large deductibles. Losses and liabilities from uninsured and underinsured events and delays in the payment of insurance proceeds could have a material adverse effect on our business, financial condition and results of operations.

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

We are not the operator on some of our properties located in our D-J Basin Asset, and, as a result, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs or control the risks could materially and adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:

•	timing and amount of capital expenditures;

•	the operator’s expertise and financial resources;

•	the rate of production of reserves, if any;

•	approval of other participants in drilling wells; and

•	selection of technology.

The marketability of our production is dependent upon oil and natural gas gathering and transportation and storage facilities owned and operated by third parties, and the unavailability of satisfactory oil and natural gas transportation arrangements have had a material adverse effect on our revenue in the past and may again in the future.

The unavailability of satisfactory oil and natural gas transportation arrangements has in the past hindered our access to oil and natural gas markets and has delayed production from our wells. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for, and supply of, oil and natural gas and the proximity of reserves to pipelines, terminal facilities and storage facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain these services on acceptable terms has in the past, and could in the future, materially harm our business. In the past we have, and in the future, we may be required to, shut-in wells for lack of a market or because of inadequacy or unavailability of pipeline or gathering system capacity. When this occurs, we are unable to realize revenue from those wells until the market for oil and gas increases and/or until production arrangements are made to deliver our production to market. Furthermore, we are obligated to pay shut-in royalties to certain mineral interest owners in order to maintain our leases with respect to certain shut-in wells. We do not expect to purchase firm transportation capacity on third-party facilities. Therefore, we expect the transportation of our production to be generally interruptible in nature and lower in priority to those having firm transportation arrangements.

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

You should not assume that the present value of future net cash flows as included in our public filings is the current market value of our estimated proved oil and natural gas reserves. We generally base the estimated discounted future net cash flows from proved reserves on current costs held constant over time without escalation and on commodity prices using an unweighted arithmetic average of first-day-of-the-month index prices, appropriately adjusted, for the 12-month period immediately preceding the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs used for these estimates and will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	actual cost and timing of development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.

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

Currently 27,893 acres (net) of our Permian Basin Asset are held by production and not subject to lease expiration, with 3,415 acres (net) subject to lease or governing agreement expiration if these acres are not developed by us prior to expiration. The loss of substantial leases could have a material adverse effect on our assets, operations, revenues and cash flow and could cause the value of our securities to decline in value.

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

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. When drought conditions occur, governmental authorities may restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. Both New Mexico and Colorado have relatively arid climates and experience drought conditions from time to time and the U.S. Southwest is currently experiencing significant drought conditions which have reduced the flow of certain rivers and forced the reduction or reallocation of certain waterways and reservoirs. If we are unable to obtain water to use in our operations from local sources or dispose of or recycle water used in operations, or if the price of water or water disposal increases significantly, we may be unable to produce oil and natural gas economically, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Downturns and volatility in global economies and commodity and credit markets have, and in the future may, materially adversely affect our business, results of operations and financial condition.

Our results of operations have been, and in the future may be, materially adversely affected by the conditions of the global economies and the credit, commodities and stock markets. Among other things, in 2020 we were adversely impacted, and may be adversely impacted in the future, due to a global reduction in consumer demand for oil and gas. In addition, a decline in consumer confidence or changing patterns in the availability and use of disposable income by consumers can negatively affect the demand for oil and gas and as a result our results of operations.

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

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for oil and gas. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased, it could have an adverse effect on our operations and the value of our assets.

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

Our operations in the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin in Weld and Morgan Counties, Colorado, involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

•	drilling wells that are significantly longer and/or deeper than more conventional wells;
•	landing our wellbore in the desired drilling zone;
•	staying in the desired drilling zone while drilling horizontally through the formation;
•	running our casing the entire length of the wellbore; and
•	being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•	the ability to fracture stimulate the planned number of stages in a horizontal or lateral well bore;
•	the ability to run tools the entire length of the wellbore during completion operations; and
•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

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

Efforts by governments, international bodies, businesses and consumers to reduce GHGs and otherwise mitigate the effects of climate change are ongoing. The nature of these efforts and their effects on our business are inherently unpredictable and subject to change. Certain regulatory responses to climate change issues are discussed above under the headings ”Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system and drilling operation set-back rules, salt water disposal permitting regulations in New Mexico, and new federal orders restricting operations on federal lands, could have a material adverse effect on our business” and “New or amended environmental legislation or regulatory initiatives could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us” and in Item 1 - Business - Regulation in the Oil and Gas Industry. However, actions taken by private parties in anticipation of, or to facilitate, a transition to a lower-GHG economy will affect us as well. For example, our cost of capital may increase if lenders or other market participants decline to invest in fossil fuel-related companies for regulatory or reputational reasons. Similarly, increased demand for low-carbon or renewable energy sources from consumers could reduce the demand for, and the price of, the products we produce. Technological changes, such as developments in renewable energy and low-carbon transportation, could also adversely affect demand for our products.

Risks Related to Management, Employees and Directors

Potential conflicts of interest could arise for certain members of our management team that hold management positions with other entities and our largest stockholder.

Dr. Simon Kukes, our Chief Executive Officer and member of our board of directors, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and Dr. Kukes is the trustee and beneficiary of The SGK 2018 Revocable Trust, the Company’s largest stockholder. Dr. Kukes also beneficially owns 66.6% of our voting securities. We believe these positions require only an immaterial amount of each officer’s time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officer’s position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

We have in the past been significantly dependent on capital provided to us by Dr. Simon Kukes and may rely on Dr. Kukes for additional funding in the future.

In 2018 and 2019, Dr. Simon Kukes, the Company’s Chief Executive Officer and director, loaned us an aggregate of $51.7 million to support our operations and for acquisitions through an entity owned and controlled by him, all of which loans were evidenced by promissory notes. The promissory notes generally had terms which were more favorable to us than we would have been able to obtain from third parties, including, generally favorable interest rates, no restrictions on further borrowing or financial covenants and no security interests in our assets. All of such notes have to date been converted into 29.5 million shares of common stock at conversion prices which were above the then-trading prices of our common stock. Additionally, pursuant to subscription agreements, Dr. Kukes’ entity purchased an additional aggregate of 15.0 million shares of common stock from the Company in private transactions for $28.0 million in 2019, also on substantially more favorable terms to us than could be obtained with third parties. Subsequent to September 2019, we have not received any additional capital from Dr. Kukes, instead funding our operations primarily through the sale of securities in public offerings, the sale of oil and gas properties, and sales of crude oil and natural gas. While Dr. Kukes has verbally advised us that he intends to provide us additional funding as needed, nothing has been documented to date, and such future funding, if any, may not ultimately be provided on favorable terms, if at all. In the event that we are forced to obtain funding from parties other than Dr. Kukes, such funding terms will likely not be as favorable to the Company as the funding provided by Dr. Kukes, and may not be available in such amounts as previously provided by Dr. Kukes. In the event Dr. Kukes fails to provide us future funding, when and if needed, it could have a material adverse effect on our liquidity, results of operations and could force us to borrow funds from outside sources on less favorable terms than our prior debt or sell equity to outside investors on less favorable terms than the equity we issued to Dr. Kukes.

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

Dr. Simon Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns 66.6% of our common stock, which gives him majority voting control over stockholder matters and his interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable NYSE American rules.

Dr. Simon Kukes, our Chief Executive Officer and member of the board of directors, through his individual ownership of the Company and through his position as trustee and beneficiary of The SGK 2018 Revocable Trust, which beneficially owns approximately 59.5% of our issued and outstanding common stock and Dr. Kukes, together with the ownership of The SGK 2018 Revocable Trust, beneficially owns approximately 66.6% of our issued and outstanding common stock. As such, Dr. Kukes can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Dr. Kukes’ interests may generally be aligned with the interests of our stockholders, in some instances Dr. Kukes may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which Dr. Kukes or The SGK 2018 Revocable Trust may participate, or his leadership at the Company. Dr. Kukes’ influence or control of our company as a stockholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Dr. Kukes controls the stockholder vote, investors may find it difficult to replace Dr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Dr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders. of Dr. Kukes’ ownership of the Company, as discussed above, we are a “controlled company” under the rules of the NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

•	a majority of the Board of Directors consist of independent directors (or 50% in the case of a smaller reporting company such as the Company);

•	the board maintain a nominations committee with prescribed duties and a written charter; and

•	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, provided that we have to date not taken advantage of any of these exemptions and do not currently intend to take advantage of any of these exemptions moving forward. Notwithstanding that, should the interests of Dr. Kukes differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. Because of the ownership of securities of Dr. Kukes, investors may find it difficult to replace our current directors (and such persons as they may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Dr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

In addition, approximately 26% of our Permian Basin Assets and 1% of our D-J Basin Asset are located on federal leases, which may be subject to federal laws, regulations and orders that could limit our ability to operate. For example, on January 20, 2021, the Acting Secretary of the Interior issued Order Number 3395 (“Order No. 3395”) which contained a directive to temporarily halt all federal permitting activity for 60 days in an effort to study environmental impacts of oil and gas drilling and development, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed. President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. While this had no impact on existing or ongoing operations, potentially subsequent federal orders could restrict our ability to develop our leases on federal lands, which could adversely affect our business, financial condition and results of operations.

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

Similar to the Bill described above, proposals are made from time to time to adopt new, or amend existing, laws and regulations to address hydraulic fracturing or climate change concerns through further regulation of exploration and development activities. Please read “Part I” - “Item 1. Business” - “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters” for a further description of the laws and regulations that affect us. We cannot predict the nature, outcome, or effect on us of future regulatory initiatives, but such initiatives could materially impact our results of operations, production, reserves, and other aspects of our business.

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

While there were no oil and gas ballot initiatives in 2022 that would have imposed additional regulations on the oil and gas industry in the State of Colorado, it is possible that future ballot initiatives will be proposed that could limit the areas of the state in which drilling would be permitted to occur or otherwise impose increased regulations on our industry.

The Federal Government previously instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which may have a material adverse effect on the Company and its results of operations.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed. President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 26% of the Company’s acreage in New Mexico and 1% of the Company’s acreage in Colorado are located on federal lands. It is currently unclear whether the moratorium will be reinstated, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. The moratorium does not affect the Company, as the Company has no plans to drill new wells on any leases held on federal lands; however, if such prior moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

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

We are affected significantly by a substantial number of governmental regulations relating to, among other things, the release or disposal of materials into the environment, health and safety, land use, and other matters. A summary of the principal environmental rules and regulations to which we are currently subject is set forth in “Part I” - “Item 1. Business” - “Regulation of the Oil and Gas Industry” and “Regulation of Environmental and Occupational Safety and Health Matters”. Compliance with such laws and regulations often increases our cost of doing business and thereby decreases our profitability. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the incurrence of investigatory or remedial obligations, or the issuance of cease and desist orders.

The environmental laws and regulations to which we are subject may, among other things:

•	require us to apply for and receive a permit before drilling commences or certain associated facilities are developed;

•	restrict the types, quantities, and concentrations of substances that can be released into the environment in connection with drilling, hydraulic fracturing, and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other “waters of the United States,” threatened and endangered species habitat, and other protected areas;

•	require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells;

•	require us to add procedures and/or staff in order to comply with applicable laws and regulations; and

•	impose substantial liabilities for pollution resulting from our operations.

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

We currently have a highly sporadic and volatile market for our common stock, which market is anticipated to remain sporadic and volatile in the future. Factors that could affect our stock price or result in fluctuations in the market price or trading volume of our common stock include:

•	our actual or anticipated operating and financial performance and drilling locations, including reserves estimates;

•	quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and cash flows, or those of companies that are perceived to be similar to us;

•	changes in revenue, cash flows or earnings estimates or publication of reports by equity research analysts;

•	speculation in the press or investment community;

•	public reaction to our press releases, announcements and filings with the SEC;

•	sales of our common stock by us or other stockholders, or the perception that such sales may occur;

•	the limited amount of our freely tradable common stock available in the public marketplace;

•	general financial market conditions and oil and natural gas industry market conditions, including fluctuations in commodity prices;

•	the realization of any of the risk factors presented in this Annual Report;

•	the recruitment or departure of key personnel;

•	commencement of, or involvement in, litigation;

•	the prices of oil and natural gas;

•	the success of our exploration and development operations, and the marketing of any oil and natural gas we produce;

•	changes in market valuations of companies similar to ours; and

•	domestic and international economic, health, legal and regulatory factors unrelated to our performance.

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

As of December 31, 2022, there are outstanding stock options to purchase 1,407,667 shares of our common stock at a weighted average price per share of $1.51. For the life of the options, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Risks Associated with Our Governing Documents and Texas Law

Our Certificate of Formation and Bylaws provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our Certificate of Formation and bylaws authorize us to indemnify and hold harmless, to the fullest extent permitted by applicable law, each person who is or was made a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he or she is or was a director or officer of the Company or, while a director or officer of the Company, is or was serving at the request of the Company. These indemnification obligations may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the determination of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

Our Certificate of Formation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders.

Our Certificate of Formation provides that a director of the Company shall, to the fullest extent permitted by the Texas Business Organizations Code, as revised, as then may exist or as it may hereafter be amended, not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exception from liability is not permitted under the Texas Business Organizations Code, as revised. The limitation of monetary liability against our directors under Texas law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Anti-takeover provisions in our Certificate of Formation and our Bylaws, as well as provisions of Texas law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our securities.

Our Certificate of Formation and Bylaws and Texas law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for our securities. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include the following provisions:

•	Special Meetings of Stockholders - Our Bylaws provide that special meetings of the stockholders may only be called by our Chairman, our President, or upon written notice to our board of directors by our stockholders holding not less than 30% of our outstanding voting capital stock.

•	Amendment of Bylaws - Our Bylaws may be amended by our Board of Directors alone.

•	Advance Notice Procedures - Our Bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders. At an annual meeting, our stockholders elect a Board of Directors and transact such other business as may properly be brought before the meeting. By contrast, at a special meeting, our stockholders may transact only the business for the purposes specified in the notice of the meeting.

•	No cumulative voting - Our Certificate of Formation and Bylaws do not include a provision for cumulative voting in the election of directors.

•	Vacancies - Our Bylaws provide that vacancies on our Board may be filled by a majority of directors in office, although less than a quorum, and not by the stockholders.

•	Preferred Stock - Our Certificate of Formation allows us to issue up to 100,000,000 shares of preferred stock, of which 66,625 shares have been designated as Series A preferred stock. The undesignated preferred stock may have rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights, of the holders of common stock. In some circumstances, this issuance could have the effect of decreasing the market price of the common stock as well as having an anti-takeover effect.

•	Authorized but Unissued Shares - Our Board of Directors may cause us to issue our authorized but unissued shares of common stock in the future without stockholders’ approval. These additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock could render more difficult or discourage an attempt to obtain control of a majority of our common stock by means of a proxy contest, tender offer, merger or otherwise.

•	Limitation of Liability and Indemnification - Our Certificate of Formation limits the liability of, and provides indemnification to, our directors and officers.

Additionally, Title 2, Chapter 21, Subchapter M of the Texas Business Organizations Code (the “Texas Business Combination Law”) provides that a Texas corporation may not engage in specified types of business combinations, including mergers, consolidations and asset sales, with a person, or an affiliate or associate of that person, who is an “affiliated shareholder,” for a period of three years from the date that person became an affiliated shareholder, subject to certain exceptions. An “affiliated shareholder” is generally defined as the holder of 20% or more of the corporation’s voting shares. The law’s prohibitions do not apply if the business combination or the acquisition of shares by the affiliated shareholder was approved by the Board of Directors of the corporation before the affiliated shareholder became an affiliated shareholder; or the business combination was approved by the affirmative vote of the holders of at least two-thirds of the outstanding voting shares of the corporation not beneficially owned by the affiliated shareholder, at a meeting of shareholders called for that purpose, not less than six months after the affiliated shareholder became an affiliated shareholder. Because we have more than 100 of record shareholders, we are considered an “issuing public corporation” for purposes of this law. The Texas Business Combination Law does not apply to the following: the business combination of an issuing public corporation: where the corporation’s original charter or bylaws contain a provision expressly electing not to be governed by the Texas Business Combination Law; or that adopts an amendment to its charter or bylaws, by the affirmative vote of the holders, other than affiliated shareholders, of at least two-thirds of the outstanding voting shares of the corporation, expressly electing not to be governed by the Texas Business Combination Law and so long as the amendment does not take effect for 18 months following the date of the vote and does not apply to a business combination with an affiliated shareholder who became affiliated on or before the effective date of the amendment; a business combination of an issuing public corporation with an affiliated shareholder that became an affiliated shareholder inadvertently, if the affiliated shareholder divests itself, as soon as possible, of enough shares to no longer be an affiliated shareholder and would not at any time within the three-year period preceding the announcement of the business combination have been an affiliated shareholder but for the inadvertent acquisition; a business combination with an affiliated shareholder who became an affiliated shareholder through a transfer of shares by will or intestacy and continuously was an affiliated shareholder until the announcement date of the business combination; or a business combination of a corporation with its wholly-owned Texas subsidiary if the subsidiary is not an affiliate or associate of the affiliated shareholder other than by reason of the affiliated shareholder’s beneficial ownership of voting shares of the corporation.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

General Risk Factors

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

If we complete acquisitions or enter into business combinations in the future, funding permitting, we could have difficulty integrating the acquired companies’ assets, personnel and operations with our own. Additionally, acquisitions, mergers or business combinations we may enter into in the future could result in a change of control of the Company, and a change in the board of directors or officers of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition or completing a business combination, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions and business combinations are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired companies, concepts and operations;
•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	change in our business focus and/or management;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
•	the potential inability to manage an increased number of locations and employees;
•	our ability to successfully manage the companies and/or concepts acquired;
•	the failure to realize efficiencies, synergies and cost savings; or
•	the effect of any government regulations which relate to the business acquired.

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

We currently have no outstanding indebtedness, but we may incur significant amounts of indebtedness in the future in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;
•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•	any covenants contained in the agreements governing our outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;
•	a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing; and
•	debt covenants to which we may agree may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, related rules and regulations of the SEC and the NYSE American, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

•	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	comply with rules and regulations promulgated by the NYSE American;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

•	involve and retain to a greater degree outside counsel and accountants in the above activities;

•	maintain a comprehensive internal audit function; and

•	maintain an investor relations function.

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock. Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-250904) that we filed with the Securities and Exchange Commission on November 23, 2020 (the “November 2020 Form S-3”), and which was declared effective on December 2, 2020. To date, an aggregate of approximately $15.95 million in securities have been sold by us under the November 2020 Form S-3, leaving approximately $84.05 million in securities which will be eligible for sale in the public markets from time to time, when sold and issued by us, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months. On November 17, 2021 we registered up to $3.6 million in securities for sale from time to time in an “at the market offering” under the November 2020 Form S-3 pursuant to a Prospectus Supplement, of which approximately $0.1 million of securities have been sold to date. Additionally, if our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over independent analysts (provided that we may engage various non-independent analysts). We currently only have a few independent analysts that cover our common stock, and these analysts may discontinue coverage of our common stock at any time. Further, we may not be able to obtain additional research coverage by independent securities and industry analysts. If no independent securities or industry analysts continue coverage of us, the trading price for our common stock could be negatively impacted. If one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

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

Increasing attention to environmental, social, and governance (“ESG”) matters may impact our business.

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

Global economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect our operations, expenses, access to capital and the market for oil and gas. In addition, uncertainty about, or a decline in, global or regional economic conditions could have a significant impact on our expected funding sources, suppliers and partners. A downturn in the economic environment could also lead to limitations on our ability to issue new debt; reduced liquidity; and declines in the fair value of our financial instruments. These and other economic factors could materially adversely affect our business, results of operations, financial condition and growth.

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, equipment and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The information regarding the Company’s oil and gas properties as required by Item 102 of Regulation S-K is included in “Item 1. Business”, above and incorporated in this Item 2 by reference. Additional information regarding our oil and gas properties can be found in “Part II” - “Item 8 Financial Statements and Supplementary Data” - “Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Leases

Effective September 1, 2019, the Company moved its corporate headquarters from 1250 Wood Branch Park Dr., Suite 400, Houston, Texas 77079 to 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079 in connection with the expiration of its former office space lease. The Company entered into a sublease on approximately 5,200 square feet of office space that expires on August 31, 2023, and has a base monthly rent of approximately $10,000 with the first month rent due beginning on January 1, 2020. The Company paid a security deposit of $9,600. In December 2022, the Company entered into a new lease agreement for its existing office space that will commence on September 1, 2023, and expire on February 28, 2027. The base monthly rent will be approximately $9,200 for the first 18 months and increase to approximately $9,500 thereafter. The Company paid both a security deposit and prepaid rent for $14,700, respectively.

On November 1, 2019, the Company began subleasing approximately 300 square feet of office space at its current headquarters to SK Energy, which is owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party, and has a monthly base rent of $1,200. Effective September 1, 2022, the Company extended the sublease agreement with SK Energy whereby SK Energy paid a $24,000 non-refundable two-year rent payment to the Company.

For the years ended December 31, 2022 and 2021, the Company incurred lease expense of $99,000 and $95,000, respectively, for the combined leases.

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

Stockholders

As of March 29, 2023, there were 87,040,267 shares of our common stock issued and outstanding held by approximately 650 holders of record of our common stock, not including any persons who hold their stock in “street name”.

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

Preferred Stock

At December 31, 2022, and as of the date of this filing, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A Convertible Preferred Stock”. As of December 31, 2022, and 2021, there were no shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively, and there are no outstanding shares of preferred stock as of the date of this filing.

Stock Transfer Agent

Our stock transfer agent is American Stock Transfer & Trust Company, LLC, located at 6201 15th Ave., Brooklyn, New York 11219.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2022 and from the period from January 1, 2023 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

•	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2022, and 2021.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado. As of December 31, 2022, we held approximately 31,308 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned operating subsidiary, PEDCO and approximately 12,372 net D-J Basin acres located in Weld and Morgan Counties, Colorado, through our wholly-owned operating subsidiary, Red Hawk. As of December 31, 2022, we held interests in 381 gross (377 net) wells in our Permian Basin Asset, of which 42 are active producers, 16 are active injectors and two are active SWD’s, all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 92 gross (24.1 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 53 gross (7.9 net) wells are non-operated, and 21 wells have an after-payout interest.

Detailed information about our business plans and operations, including our core D-J Basin and Permian Basin Assets, is contained under “Part 1” - “Item 1. Business” above.

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

We will use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;
•	realized prices on the sale of oil and natural gasgas;
•	oil and natural gas production and operating expenses;
•	capital expenditures;
•	general and administrative expenses;
•	net cash provided by operating activities; and
•	net income.

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2022 and 2021 were approximately 16.1 MMBoe and 14.7 MMBoe, respectively. The 1.4 MMBoe increase was primarily due to the addition of proved undeveloped reserves in our D-J Basin Asset as a result of increased activity around our acreage and favorable pricing.

Using the average monthly crude oil price of $93.67 per Bbl and natural gas price of $6.36 per thousand cubic feet (“Mcf”) for the twelve months ended December 31, 2022, our estimated discounted future net cash flow (“PV-10”) for our proved reserves was approximately $374.5 million, of which approximately $268.7 million are proved undeveloped reserves. Total reserve value at December 31, 2022, represents an increase of approximately $177.8 million or 90% from approximately $196.7 million a year earlier using the same SEC pricing and reserves methodology. The increase is strictly attributable to commodity pricing as the average pricing for 2022, noted above, was significantly higher than the 2021 average pricing of $66.56 per Bbl for crude oil and $3.598 per Mcf for natural gas.

The reserves as of December 31, 2022 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with our Permian Basin Asset. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2022, our net crude oil, natural gas, and NGLs sales volumes increased to 364,771 Bbls, or 999 Bopd, from 265,302 Bbls, or 727 Bopd, a 37% increase over the previous fiscal year. The increase in production volume is primarily driven by two main factors including, production from two new wells in the operated Permian Basin asset which came online in Q2 2022, and the positive performance from our participation in non-operated wells in the D-J Basin Asset which came online in Q1 2022 (see additional detail below).

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2022 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$14
Drilling and Facilities	23,117
Total*	$23,131

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the years ended December 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Item 8. Financial Statements and Supplementary Data”).

Net Income (Loss)

We reported net income for the year ended December 31, 2022 of $2.8 million, or $0.03 per share, compared to a net loss for the year ended December 31, 2021 of $1.3 million or ($0.02) per share. The increase in net income of $4.1 million was primarily due to a $14.2 million increase in revenue, offset by an increase of $7.9 million in total operating expenses in the current period, offset further by a $0.4 million gain from forgiveness of our $0.4 million Paycheck Protection Program loan in May 2021, coupled with a $1.8 million gain on sale of oil and gas properties each in the prior period (all of which are discussed in more detail below).

On June 2, 2020, the Company received loan proceeds of $370,000 (the “PPP Loan”) under the Small Business Association (SBA) Paycheck Protection Program. The PPP Loan was evidenced by a promissory note, dated as of May 28, 2020 (the “Note”), between the Company and Texas Capital Bank, N.A. The Note had a two-year term, bears interest at the rate of 1.00% per annum, and may be prepaid at any time without payment of any premium. Effective May 20, 2021, the Company received notification from Texas Capital Bank, N.A. that the SBA had fully forgiven the Company’s PPP Loan principal and accrued interest of $370,000 and $4,000, respectively. Therefore, as of December 31, 2021, the Company recognized no debt or accrued interest related to the PPP Loan on the balance sheet, and a gain on forgiveness of PPP Loan of $374,000 for the year ended December 31, 2021 in connection with such forgiveness.

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2022 and 2021:

	2022	2021	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	304,507	228,068	76,439	34%
Natural Gas (Mcf)	245,923	192,052	53,871	28%
NGL (Bbls)	19,277	5,225	14,052	269%
Total (Boe) (1)	364,771	265,302	99,469	37%

Crude Oil (Bbls per day)	834	625	209	33%
Natural Gas (Mcf per day)	674	526	148	28%
NGL (Bbls per day)	53	14	39	279%
Total (Boe per day) (1)	999	727	272	37%

Average Sale Price:
Crude Oil ($/Bbl)	$90.86	$64.76	$26.11	40%
Natural Gas($/Mcf)	6.41	4.70	1.71	36%
NGL ($/Bbl)	40,87	36.09	4.78	13%

Net Operating Revenues (In thousands):
Crude Oil	$27,669	$14,769	$12,900	87%
Natural Gas	1,577	902	675	75%
NGL	788	189	599	317%
Total Revenues	$30,034	$15,860	$14,174	89%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the year ended December 31, 2022, increased $14.2 million, or 89%, to $30.0 million, compared to $15.9 million for the same period a year ago, due primarily to a favorable volume variance of $7.9 million, coupled with a favorable price variance of $6.3 million. The increase in production volume is primarily driven by two main factors including, production from two new wells in the operated Permian Basin asset in Q2 2022, and the positive performance from our participation in non-operated wells in the D-J Basin Asset in Q1 2022.

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021	Increase (Decrease)	% Increase (Decrease)

Direct Lease Operating Expense	$4,787	$3,565	$1,222	34%
Workovers	2,704	881	1,823	207%
Other*	2,912	1,415	1,497	106%
Loss (gain) on settlement of ARO	(6)	82	(88)	(107%)
Lease Operating Expenses	$10,397	$5,943	$4,454	75%

Depreciation, Depletion,
Amortization and Accretion	11,153	7,380	3,773	51%
General and Administrative (Cash)	$3,757	$3,757	$-	0%
Share-Based Compensation (Non-Cash)	2,097	2,452	(355)	(14%)
Total General and Administrative Expense	$5,854	$6,209	$(355)	(6%)

Gain on Sale of Oil and Gas Properties	-	1,805	(1,805)	(100%)

Interest Expense	$-	$1	$(1)	(100%)
Interest Income	$117	$15	$102	680%
Other Income	$97	$180	$(83)	(46%)
Gain on forgiveness of PPP loan	$-	$374	$(374)	(100%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $4.5 million was primarily due to increased overall activity compared to the prior period as well as increased taxes and marketing fees from higher production volumes. Also, additional workovers for well reactivations, artificial lift repairs and optimizations have been executed during the current period in an effort to maximize production volumes during the current increased commodity pricing environment. Workover expense included approximately $0.7 million of one-time non-recurring operating expenses for improving the Permian Basin Asset’s water handling infrastructure and approximately $0.5 million of non-recurring costs for environmental cleanup and reclamations of historic well and facility sites that were inherited from previous operators in our Permian Basin Asset. Increased commodity pricing period over period caused increased production taxes coupled with increased marketing fees from higher production volumes. Service and materials costs have also increased accordingly with general supply chain and inflation issues seen throughout the industry leading to increased operating and workover costs.

Depreciation, Depletion, Amortization and Accretion. The $3.8 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period. Also, as production increased during the period, there was a corresponding decrease in our proved developed reserves in our December 31, 2022 reserve report. This resulted in a reduction in our depletable base in our Permian Basin Asset, which, in turn caused our depletion rate to increase from 28.21% to 37.86%. This increase resulted in approximately $2.1 million in additional depletion expense in Q4 2022.  The decrease in proved developed producing reserves in our Permian Basin Asset was related to the natural decline in production from existing wells and pushing the drilling and completion of certain Permian Basin Asset wells into future periods due to timing and allocation of capital to D-J Basin Asset projects.  Additionally, the Company elevated its plugging and abandonment program in the Permian Basin Asset (in accordance with the terms of a new compliance order) to plug additional wells over the next two years, which increased accretion expense in Q4 2022 by approximately $0.5 million.

General and Administrative Expenses (excluding share-based compensation). There was no change in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

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

Gain on Sale of Oil and Gas Properties. The Company sold rights to 230 net acres and interests in three non-operated wells located in the D-J Basin for net cash proceeds of $1.9 million and recognized a gain on sale of oil and gas properties of $1.8 million during the year ended December 31, 2021. The Company had no sales of oil and gas properties during the year ended December 31, 2022.

Interest Expense. The $0.01 million of interest expense in the prior period was due to accrued interest related to the Company’s PPP Loan, which was forgiven in the prior period (see above for more information).

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased in the current period, compared to the prior period. Other income in the current period is primarily related to an $80,000 vendor dispute settlement coupled with a $24,000 non-refundable two-year rent payment made in September 2022, to the Company for office space leased by SK Energy, which is 100% owned and controlled by Dr. Simon Kukes, our Chief Executive Officer and director, offset by a $15,000 royalty adjustment. The prior period other income consisted primarily of $0.1 million in accounts payable settlements and other miscellaneous income items.

Gain on forgiveness of PPP loan. Includes principal and accrued interest from our PPP Loan that was fully forgiven during the prior period (see above for more information).

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2022 were from $30.0 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion, acquisition and operating costs.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. COVID-19 and the governmental responses thereto significantly reduced worldwide economic activity during much of 2020. On January 30, 2023, the Biden Administration announced it will end the public health emergency (and national emergency) declarations on May 11, 2023. During 2021 and 2022, oil and gas prices increased above pre-pandemic levels, and the effect of the pandemic on the Company’s operations in 2022 was minimal. The extent to which the COVID-19 outbreak will continue to impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including virus mutations and future governmental actions. Any future decrease in the price of oil, or the demand for oil and gas, as a result of COVID-19, recessions, or otherwise, will likely have a negative impact on our results of operations and cash flows.

Ukraine Conflict

In late February 2022, Russia launched a significant military action against Ukraine. The conflict has caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia.

Working Capital

At December 31, 2022, the Company’s total current assets of $32.1 million exceeded its total current liabilities of $17.0 million, resulting in a working capital surplus of $15.1 million, while at December 31, 2021, the Company’s total current assets of $28.0 million exceeded its total current liabilities of $5.2 million, resulting in a working capital surplus of $22.8 million. The $7.7 million decrease in our working capital surplus is primarily related to accrued capital expenditures related to our participation in the drilling and completion of six well in our D-J Basin Asset by a third-party operator (see “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties”) offset by increases in revenue as a result of our oil and gas sales (described above).

Financing

The Company has an ongoing $3.6 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). On June 10, 2022, the Company sold 87,121 shares of common stock at a sales price of $1.66 per share in the ATM Offering for net proceeds of $141,000, which includes $4,000 in commission fees. The Company also incurred $106,000 in initial and subsequent legal and audit fees for registration and placement of the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain November 17, 2021, Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth Capital”, or the “Agent”). The Company will pay the sales agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement, less reimbursement of the first $40,000 of such gross proceeds. The Company has also provided the Agent with customary indemnification rights and has agreed to reimburse the sales agent for certain specified expenses up to $25,000. The Company currently has $3.5 million remaining available in securities which we may sell in the future via the Sales Agreement, subject to availability under the Company’s shelf-registration, which limits the maximum amount of securities which can be sold in any 12 month period to 1/3 of the Company’s then public float.

Our net capital expenditures for 2023 are estimated at the time of this Annual Report to range between $25 million to $35 million. This estimate includes a range of $23 million to $33 million for drilling and completion costs on our Permian Basin and D-J Basin Asset and approximately $2 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. This estimate does not include anything for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” - “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2023 development program incorporates service costs that have remained relatively flat, based on costs we have experienced since the end of the third quarter of 2022. Our 2023 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2023 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon Kukes, our Chief Executive Officer and director, which funding Dr. Kukes under no obligation to provide, (iv) public or private debt or equity financings, including up to $3.5 million in securities which we may sell in the future in an on-going “at the market offering”, subject to availability under the Company’s shelf-registration, which limits the maximum amount of securities which can be sold in any 12 month period to 1/3 of the Company’s then public float, and (v) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2023.

Cash Flows (in thousands)

	Year Ended December 31,
	2022	2021
Cash flows provided by operating activities	$15,981	$5,970
Cash flows used in investing activities	(12,266)	(2,761)
Cash flows provided by financing activities	35	14,694
Net increase in cash and restricted cash	$3,750	$17,903

Cash provided by operating activities. Net cash provided by operating activities increased by $10.0 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $4.1 million, coupled with a $3.8 million increase in depreciation, depletion and amortization (due to increased sales production), and by a $0.1 million net decrease to our other components of working capital in the current period. During the year ended December 31, 2021, we also had a $1.8 million gain on the sale of oil and gas properties and a $0.4 million gain from forgiveness of our PPP Loan.

Cash used in investing activities. Net cash used in investing activities increased by $9.5 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

Cash provided by financing activities. In the prior period, the Company closed an underwritten public offering of 5,968,500 shares of common stock at a public offering price of $1.50 per share, which included the full exercise of the underwriter’s over-allotment option, for net proceeds (after deducting the underwriters’ discount equal to 6% of the public offering price and expenses associated with the offering) of $8.2 million, net of offering costs. The current period sales of our common stock via our ATM Offering are discussed above.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to GAAP measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, gain on sale of oil and gas properties, gain on forgiveness of the PPP Loan, and accounts payable settlements. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Years Ended
	December 31,
	2022	2021
Net income (loss)	$2,844	$(1,299)
Add (deduct)
Depreciation, depletion, amortization and accretion	11,153	7,380
Interest expense	-	1
EBITDA	13,997	6,082
Add (deduct)
Share-based compensation	2,097	2,452
Gain on sale of oil and gas properties	-	(1,805)
Gain on forgiveness of PPP loan	-	(374)
Accounts payable settlements	-	(104)
Adjusted EBITDA	$16,094	$6,251

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

Stock-Based Compensation. Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which establishes accounting for equity instruments exchanged for employee service, we utilize the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. We estimate volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term, which is equal to the midpoint between the vesting period and the contractual term.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PEDEVCO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

The Impact of Proved Oil and Natural Gas Reserves on Proved Oil and Gas Properties, Net

As described in Notes 3 and 6 to the consolidated financial statements, a significant portion of the Company’s properties and equipment, net balance of $80.1 million as of December 31, 2022 and depreciation, depletion and amortization (“DD&A”) expense of $11.2 million for the year ended December 31, 2022 relate to proved oil and gas properties. The Company uses the successful efforts method of accounting for its oil and gas producing activities. As disclosed by management, the Company’s rate of recording DD&A expense is dependent upon the estimate of proved reserves and proved developed reserves, which are utilized in the unit-of-production calculation. In estimating proved oil and natural gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data. The process also requires certain economic assumptions related to, among other things, oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on proved oil and gas properties is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves, which in turn led to (ii) a high degree of auditor judgment and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserves.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the completeness and accuracy of the data used by the specialists, and an evaluation of the specialists’ findings.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2008.

Houston, Texas

March 29, 2023

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash	$29,430	$25,930
Accounts receivable - oil and gas	2,430	1,782
Prepaid expenses and other current assets	249	326
Total current assets	32,109	28,038

Oil and gas properties:
Oil and gas properties, subject to amortization, net	79,372	63,908
Oil and gas properties, not subject to amortization, net	775	2,559
Total oil and gas properties, net	80,147	66,467

Operating lease - right-of-use asset	71	173
Other assets	3,783	3,543
Total assets	$116,110	$98,221

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,556	$2,626
Accrued expenses	13,835	1,454
Revenue payable	1,018	938
Operating lease liabilities - current	81	114
Asset retirement obligations - current	472	49
Total current liabilities	16,962	5,181

Long-term liabilities:
Operating lease liabilities, net of current portion	-	81
Asset retirement obligations, net of current portion	2,689	1,476
Total liabilities	19,651	6,738

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 85,790,267 and 84,236,146 shares issued and outstanding, respectively	86	84
Additional paid-in capital	223,114	220,984
Accumulated deficit	(126,741)	(129,585)
Total shareholders’ equity	96,459	91,483
Total liabilities and shareholders’ equity	$116,110	$98,221

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	December 31,
Revenue:	2022	2021
Oil and gas sales	$30,034	$15,860

Operating expenses:
Lease operating costs	10,397	5,943
Selling, general and administrative expense	5,854	6,209
Depreciation, depletion, amortization and accretion	11,153	7,380
Total operating expenses	27,404	19,532

Gain on sale of oil and gas properties	-	1,805
Operating income (loss)	2,630	(1,867)

Other income (expense):
Interest expense	-	(1)
Interest income	117	15
Other income	97	180
Gain on forgiveness of PPP loan	-	374
Total other income	214	568

Net Income (loss)	$2,844	$(1,299)

Loss per common share:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Weighted average number of common shares outstanding:
Basic	85,513,095	79,963,237
Diluted	85,513,095	79,963,237

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$2,844	$(1,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	11,153	7,380
Share-based compensation expense	2,097	2,452
Gain on sale of oil and gas properties	-	(1,805)
Gain on forgiveness of PPP loan	-	(374)
Amortization of right-of-use asset	102	97
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(648)	(1,122)
Prepaid expenses and other current assets	77	(260)
Accounts payable	(159)	(356)
Accrued expenses	435	1,155
Revenue payable	80	102
Net cash provided by operating activities	15,981	5,970

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(12,252)	(4,597)
Cash paid for other property and equipment	-	(35)
Proceeds from the sale of oil and gas property	-	1,871
Cash paid for security deposit	(14)	-
Net cash used in investing activities	(12,266)	(2,761)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net	35	14,694
Net cash provided by financing activities	35	14,694

Net increase in cash and restricted cash	3,750	17,903
Cash and restricted cash at beginning of year	29,227	11,324
Cash and restricted cash at end of year	$32,977	$29,227

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$10,879	$2,412
Change in estimates of asset retirement costs	$618	$319
Issuance of restricted common stock	$2	$1

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

(amounts in thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Totals
Balances at December 31, 2020	72,463,340	$72	$203,850	$(128,286)	$75,636
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Rescinded restricted common stock	(16,667)	-	-	-	-
Issuance of common stock to non-affiliate	10,477,100	11	14,683	-	14,694
Cashless exercise of stock options	139,373	-	-	-	-
Stock-based compensation	-	-	2,452	-	2,452
Net loss	-	-	-	(1,299)	(1,299)
Balances at December 31, 2021	84,263,146	84	220,984	(129,585)	91,483
Issuance of restricted common stock	1,440,000	2	(2)	-	-
Issuance of common stock to non-affiliate	87,121	-	35	-	35
Stock-based compensation	-	-	2,097	-	2,097
Net income	-	-	-	2,844	2,844
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - DESCRIPTION OF BUSINESS

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation (dissolved on October 19, 2022); (ii) PEDCO, a Nevada corporation; (iii) Red Hawk, a Nevada limited liability company; (iv) Ridgeway Arizona Oil Corp., an Arizona corporation (“RAOC”); (v) EOR Operating Company, a Texas corporation (“EOR”); and (vi) SRPT Acquisition, LLC, a Texas limited liability company. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents consisted of money market funds and cash on deposit. The Company includes restricted cash within cash and cash equivalents on the consolidated statements of cash flows.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Sales to two customers comprised 63% and 20%, respectively, of the Company’s total oil and gas revenues for the year ended December 31, 2022. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas are $116,000 related to receivables from joint interest owners.

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

Earnings (Loss) per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2022, potentially dilutive securities related to options (1,407,667) were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

NOTE 4 - CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets on December 31, 2022 and 2021, which sum to the total of such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	2022	2021
Cash	$29,430	$25,930
Restricted cash included in other assets	3,547	3,297
Total cash and restricted cash as shown in the consolidated statements of cash flows	$32,977	$29,227

Total restricted cash increased $250,000 during the current period due to an additional $200,000 collateralized deposit related to an increase in a plugging and abandonment bond with the State of New Mexico, and a $50,000 escrow account established with Zions Bancoporation, as the escrow agent, in accordance with a compliance agreement between the Company and the New Mexico Oil Conversation Division (the “OCD”) on November 10, 2022 which, among other things, requires that the Company restore to production, or plug and abandon, 49 legacy wells in its Permian Basin Asset by no later than December 31, 2024, and that the Company maintain financial assurance for the wells and place $50,000 cash in an escrow account in New Mexico designating the OCD as beneficiary, which escrowed funds will be forfeit in the event the Company fails to meet any well plugging deadline.

NOTE 5 - REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Oil sales	$27,669	$14,769
Natural gas sales	1,577	902
Natural gas liquids sales	788	189
Total revenue from customers	$30,034	$15,860

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2022 or 2021, respectively.

NOTE 6 - OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2022 and 2021, respectively (in thousands):The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Balance at December 31,				Balance at December 31,
	2021	Additions	Disposals	Transfers	2022
Oil and gas properties, subject to amortization	$151,338	$22,356	$-	$2,559	$176,253
Oil and gas properties, not subject to amortization	2,559	775	-	(2,559)	775
Asset retirement costs	789	618	-	-	1,407
Accumulated depreciation, depletion and impairment	(88,219)	(10,069)	-	-	(98,288)
Total oil and gas assets	$66,467	$13,680	$-	$-	$80,147

	Balance at December 31,				Balance at December 31,
	2020	Additions	Disposals	Transfers	2021
Oil and gas properties, subject to amortization	$146,950	$4,454	$(66)	$-	$151,338
Oil and gas properties, not subject to amortization	4	2,555	-	-	2,559
Asset retirement costs	1,108	(314)	(5)	-	789
Accumulated depreciation, depletion and impairment	(81,064)	(7,155)	-	-	(88,219	) )
Total oil and gas assets	$66,998	$(460)	$(71)	$-	$66,467

For the year ended December 31, 2022, the Company incurred $23,131,000 of capital costs primarily related to drilling operations, completion and facility construction for the two new wells started at the end of 2021 and production enhancement cleanouts in our Permian Basin Asset for approximately $8.4 million and the acquisition and development of assets in the D-J Basin, which also includes our participation in the drilling and completion of six wells by a third-party operator for approximately $12.5 million in the latter part of the period.

Additionally, the Company consummated the acquisition of certain additional assets located in the D-J Basin from a third-party effective July 1, 2021, for approximately $500,000 in cash consideration. These assets include approximately 46.6 net leasehold acres and interests in 14 horizontal wells currently producing from the acreage. The Company incurred $1.2 million (included in the $23.1 million total above) in net capital costs for its working interest in these 14 new well interests during the year ended December 31, 2022.

As of December 31, 2022, the Company also acquired approximately 480 net mineral acres and 787 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $607,000 and $688,000, respectively.

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

The depletion recorded for production on proved properties for the year ended December 31, 2022 and 2021, amounted to $10,069,000 and $7,155,000, respectively.

NOTE 7 - ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligations is as follows for the year ended December 31, 2022 (in thousands):

2022
Balance at the beginning of the period (1)	$1,525
Accretion expense	1,060
Liabilities settled	(42)
Changes in estimates	618
Balance at end of period (2)	$3,161

(1)	Includes $49,000 of current asset retirement obligations at December 31, 2021.

(2)	Includes $472,000 of current asset retirement obligations at December 31, 2022.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company has a sublease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expires on August 31, 2023 and has a base monthly rent of approximately $10,000. In December 2022, the Company entered into a new lease agreement for its existing office space that will commence on September 1, 2023, and expire on February 28, 2027.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$121

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

December 31, 2022
Operating lease - right-of-use asset	$71

Operating lease liabilities - current	$81
Operating lease liabilities - long-term	-
Total lease liability	$81

The weighted-average remaining lease term for the Company’s operating lease is 0.7 years as of December 31, 2022, with a weighted-average discount rate of 5.35%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2023	$82
Thereafter	-
Total lease payments	82
Less imputed interest	(1)
Total lease liability	$81

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during 2022 (net to our direct ownership interest only). Leases acquired in 2022 representing 792 gross acres will expire in 2025. In the Permian Basin Asset, 66, 40 and 0 net acres are set to expire for the years ending December 31, 2023, 2024, 2025, respectively, and 1,358 thereafter, without meeting drilling commitments or term assignment extensions (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before term assignment expiration, the Company may seek to extend terms of contractual assignments.

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

NOTE 9 - SHAREHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2022, the Company granted an aggregate of 1,440,000 restricted stock awards to various employees and board members of the Company (see Note 10 below).

On June 10, 2022, the Company sold 87,121 shares of common stock at a sales price of $1.66 per share via an ongoing “at the market offering” (the “ATM Offering”) for net proceeds of $141,000, which includes $4,000 in commission fees. The Company also incurred $106,000 in initial and subsequent legal and audit fees for registration and placement of the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain November 17, 2021, Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth Capital”, or the “Agent”). The Company will pay the sales agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement, less reimbursement of the first $40,000 of such gross proceeds. The Company has also provided the Agent with customary indemnification rights and has agreed to reimburse the sales agent for certain specified expenses up to $25,000. The Company currently has $3.5 million remaining available in securities which it may sell in the future under the Sales Agreement, subject to availability under the Company’s shelf-registration, which limits the maximum amount of securities which can be sold in any 12 month period to 1/3 of the Company’s then public float.

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

NOTE 10 - SHARE-BASED COMPENSATION

2021 Incentive Plan

On September 1, 2021, the shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which was previously approved by the Board of Directors on July 11, 2021 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2021 Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of 8,000,000 shares of common stock are eligible to be issued under the 2021 Incentive Plan. As of December 31, 2022, 1,440,000 shares have been issued as restricted stock, and 450,000 shares are subject to issuance upon exercise of issued and outstanding options.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016, December 28, 2017, September 27, 2018 and August 28, 2019 to increase by 500,000, 300,000, 500,000, 1,500,000, 3,000,000 and 2,000,000 (to 8,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan. As of December 31, 2022, 6,449,503 shares have been issued as restricted stock, and 957,667 shares are subject to issuance upon exercise of issued and outstanding options. The Company does not plan to grant any additional awards under the 2012 Incentive Plan.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2022, there were no outstanding options, and 55,168 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company does not plan to grant any additional awards under the PEDCO Incentive Plan.

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

Stock-based compensation expense recorded related to restricted stock during the years ended December 31, 2022 and 2021 was $1,673,000 and $1,919,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2022 and 2021 was $878,000 and $866,000, respectively.

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

During the period ended December 31, 2022, 190,000 options were rescinded due to an employee termination. As a result, these options once again became eligible for future awards under the Company’s Amended and Restated 2012 and 2021 Equity Incentive Plans. An additional 45,768 options expired unexercised.

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

During the period ended December 31, 2021, 113,334 options were rescinded due to an employee termination. As a result, these options once again became eligible for future awards under the Company’s Amended and Restated 2012 and 2021 Equity Incentive Plans. An additional 281,081 options expired unexercised.

During the year ended December 31, 2022 and 2021, the Company recognized stock option-based compensation expense related to options of $424,000 and $533,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2022 and 2021 was $206,000 and $287,000, respectively.

There was no intrinsic value of outstanding and exercisable options at December 31, 2022 and 2021, respectively.

Option activity during the years ended December 31, 2022 and 2021 was:

	2022			2021
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	1,123,435	$1.80	3.0	1,234,849	$2.43	2.7
Granted	520,000	1.17		550,000	1.39
Expired/Canceled	(235,768)	2.17		(394,415)	3.57
Exercised	-	-		(266,999)	1.23
Outstanding at End of Period	1,407,667	$1.51	2.7	1,123,435	$1.80	3.0
Exercisable at End of Period	575,667	$1.79	1.6	366,101	$2.42	1.7

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

The calculation of earnings per share for the years ended December 31, 2022 and December 31, 2021 were as follows (amounts in thousands, except share and per share data):

Numerator:	2022	2021
Net income (loss)	$2,844	$(1,299)

Denominator:
Weighted average common shares – basic	85,513,095	79,963,237

Dilutive effect of common stock equivalents:
Options	-	-

Denominator:
Weighted average common shares – diluted	85,513,095	79,963,237

Earnings (loss) per share – basic	$0.03	$(0.02)
Earnings (loss) per share – diluted	$0.03	$(0.02)

For the years ended December 31, 2022 and 2021, share equivalents related to options to purchase 1,407,667 and 1,123,435 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 12 - INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2022, and 2021.

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 31, 2022, and 2021, and the Company’s effective tax rate:

	2022	2021
U.S. federal statutory income tax	21.00%	21.00%
State and local income tax, net of benefits	6.64%	6.64%
Amortization of debt discount	0.00%	0.00%
Meals & Entertainment	0.02%	(0.03%)
Other Income - PPP Loan	0.00%	7.95%
Officer life insurance and D&O insurance	2.49%	(5.73%)
Stock-based compensation	0.00%	6.50%
Tax rate changes and other	0.00%	0.00%
Valuation allowance for deferred income tax assets	(30.15%)	(36.34%)
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of December 31, 2022, and 2021 are as follows (in thousands):

Deferred Tax Assets	2022	2021
Accretion	$425	$132
Difference in depreciation, depletion, and capitalization methods - oil and natural gas properties	1,516	2,389
Interest Expense - PPP Loan	1	0
Impairment	5,343	5,343
Lease Liability	(58)	(56)
ROU Assets	80	52
Gain/Loss from sale of FA and/or O&G properties	(59)	-
Loss on ARO	23	-
Stock options - NQ	(174)	-
Stock-Based Compensation	1,507	1,149
Net operating loss - federal taxes	24,080	24,422
Net operating loss - state taxes	3,423	3,531
Total deferred tax asset	$36,106	$39,963
Less valuation allowance	(36,106)	(36,963)
Total deferred tax assets	$-	$-

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

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets on December 31, 2022, and 2021. The net change in the total valuation allowance from December 31, 2022, to December 31, 2021, was a decrease of $858,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2022, and 2021, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2022, and 2021.

Prior to the TCJA amendment, Section 174 allowed taxpayers to either immediately deduct R&E expenditures in the year paid or incurred or elect to capitalize and amortize R&E expenditures over a period of at least 60 months. Starting after December 31, 2021, TCJA’s amendment to Section 174 requires U.S.-based and non-U. S-based research and experimental (R&E) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years. Additionally, software development costs are specifically included as R&E expenditures under Section 174(c)(3) and, therefore, will be subject to the same mandatory amortization period of five or 15 years. Currently, there are no R&E expenditure that will apply to this regulation.

As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $115,000,000, which if not utilized, approximately $93,000,000 of which will begin expiring in 2023 and ending 2037, respectively, and $22,000,000 under CARES Act can be carried back up to five years but also, can be carried forward indefinitely, limited to 80% of a given years taxable income.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years, since 2018.

NOTE 13 - SUBSEQUENT EVENTS

On January 23, 2023, the Company granted options to purchase an aggregate of 540,000 shares of common stock to various Company employees at an exercise price of $1.09 per share. The options have a term of five years and fully vest in January 2026. 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $429,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 3.61% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 113% based on the trading history of the Company, and (4) zero expected dividends.

Additionally, on January 23, 2023, restricted stock awards were granted to officers of the Company for an aggregate of 1,250,000 shares of the Company’s restricted common stock, under the Company’s 2021 Equity Incentive Plan. The grant for the 1,250,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,363,000 based on the market price on the grant date.

The Company also acquired approximately 1,118 net lease acres in the D-J Basin in the first quarter of 2023, at total acquisition and due diligence costs of $1,000,000.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2022 and 2021. Reserves estimates as of December 31, 2022 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report is incorporated herein by reference to Exhibit 99.1 of the Annual Report on Form 10-K which these financial statements are filed with.

	December 31,
	2022	2021
Crude Oil (MBbls)
Net proved reserves at beginning of year	12,065	12,096
Revisions of previous estimates	(210)	234
Purchases in place	31	-
Extensions, discoveries and other additions	-	-
Sales in place	-	(75)
Production	(275)	(190)
Net proved reserves at end of year	11,611	12,065

Natural Gas (Mmcf)
Net proved reserves at beginning of year	12,881	11,895
Revisions of previous estimates	3,606	1,333
Purchases in place	96	-
Extensions, discoveries and other additions	-	-
Sales in place	-	(190)
Production	(204)	(157)
Net proved reserves at end of year	16,379	12,881

NGL (MBbbls)
Net proved reserves at beginning of year	488	34
Revisions of previous estimates	1,305	477
Purchases in place	17	-
Extensions, discoveries and other additions	-	-
Sales in place	-	(19)
Production	(14)	(4)
Net proved reserves at end of year	1,796	488

Oil Equivalents (MBoe)
Net proved reserves at beginning of year	14,700	14,113
Revisions of previous estimates	1,696	933
Purchases in place	64	-
Extensions, discoveries and other additions	-	-
Sales in place	-	(126)
Production	(323)	(220)
Net proved reserves at end of year	16,137	14,700

RESERVES

During the year ended December 31, 2022, the Company’s reserves increased by 1.4 MMBoe of proved reserves. Included in the increase, the Company had a 0.46 MMBoe increase in proved undeveloped reserves (noted below) resulting from the addition of volumes in the D-J Basin due to increased activity. The Company also had an increase of 0.98 MMBoe in proved developed reserves resulting from wells moving from proved undeveloped to proved developed in the D-J Basin Asset as well as an increase in non-operated volumes in our D-J Basin Asset.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2022 and 2021, respectively:

	2022	2021
Proved Developed Reserves
Crude Oil (MBbls)	2,147	1,363
Natural Gas (Mmcf)	3,150	1,302
NGL (MBbls)	304	34
Oil Equivalents (MMBoe)	2,976	1,614

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	146	510
Natural Gas (Mmcf)	214	536
NGL (MBbls)	38	-
Oil Equivalents (MMBoe)	220	599

Proved Undeveloped Reserves
Crude Oil (MBbls)	9,319	10,192
Natural Gas (Mmcf)	13,016	11,043
NGL (MBbls)	1,454	454
Oil Equivalents (MMBoe)	12,942	12,487

Proved Reserves
Crude Oil (MBbls)	11,612	12,065
Natural Gas (Mmcf)	16,380	12,881
NGL (MBbls)	1,796	488
Oil Equivalents (MMBoe)	16,137	14,700

Proved Undeveloped Reserves

The following table is a reconciliation of the change in our PUD reserves for the periods indicated below (quantities in net MBoe):

Proved undeveloped reserves, December 31, 2020	11,913
Transfers to proved developed	(597)
Additions	3,848
Revisions of prior estimates	(2,677)
Proved undeveloped reserves, December 31, 2021	12,487
Transfers to proved developed	(887)
Additions	3,619
Revisions of prior estimates	(2,276)
Proved undeveloped reserves, December 31, 2022	12,942

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

For the year ended December 31, 2022, total proved undeveloped reserves (PUDs) increased by 455 MBoe to 12,942 MBoe, primarily related to the following:

•	Transfer of 887 MBoe from PUD to proved developed reserves in D-J Basin Asset based on total capital expenditures during 2022;

•	Additions related to the development of operated (3,341 MBoe) and non-operated (278 MBoe) sections in the D-J Basin; and

•	Revisions related to expected performance increase of 1,192 MBoe in the D-J Basin Asset based on offset well results and removal of PUD locations in D-J Basin Asset based on revised development activity of 334 MBoe, and removal of PUD locations in Chaveroo and Milnesand fields of our Permian Basin Asset outside of the five-year development plan of 3,134 MBoe.

We expect to spend an aggregate of $170-$190 million developing proved undeveloped reserves through December 31, 2027. All proved undeveloped reserves are scheduled to be developed within five years of initial booking. We expect to fund these development costs with cash from operations and cash on hand, supplemented as needed by proceeds from asset sales, private and public offerings, credit availability and equity infusions or loans (which may be convertible) made available from Dr. Simon Kukes, the Company’s Chief Executive Officer and director, which funding Dr. Kukes is under no obligation to provide.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2022 and 2021 (in thousands):

	2022	2021
Proved oil and gas properties	$178,435	$154,686
Unproved oil and gas properties	-	-
Total oil & gas properties	178,435	154,686
Accumulated depreciation and depletion and impairment	(98,288)	(88,219)
Net Capitalized Costs	$80,147	$66,467

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Acquisition of properties
Proved	$18	$135
Unproved	-	-
Exploration costs	-	-
Development costs	23,113	6,874
Total	$23,131	$7,009

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Crude oil and natural gas revenues	$30,034	$15,860
Production costs	(10,397)	(5,943)
Depreciation and depletion and impairment	(10,069)	(7,155)
Results of operations for producing activities, excluding corporate overhead and interest costs	$9,568	$2,761

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2022 and 2021. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Future cash inflows	$1,248,436	$834,741
Future production costs	(320,078)	(225,799)
Future development costs	(180,739)	(180,422)
Future income taxes	(230,937)	(93,261)
Future net cash flows	526,682	335,259
Discount to present value at 10% annual rate	(251,766)	(171,292)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$274,916	$163,967

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Standardized measure, beginning of year	$163,967	$57,275
Crude oil and natural gas sales, net of production costs	(19,817)	(9,762)
Net changes in prices and production costs	89,565	108,918
Extensions, discoveries, additions and improved recovery	-	-
Changes in estimated future development costs	1,493	1,416
Development costs incurred	-	-
Revisions of previous quantity estimates	67,995	(1,472)
Accretion of discount	36,819	40,540
Net change in income taxes	(66,928)	(31,717)
Purchases of reserves in place	1,818	-
Sales of reserves in place	-	(1,212)
Change in timing of estimated future production	4	(19)
Standardized measure, end of year	$274,916	$163,967

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022, the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CAO concluded as of December 31, 2022, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s internal control over financial reporting includes those policies and procedures that are designed to:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework (2013). Based on our assessment, management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

As a result of COVID-19, some members of our workforce began operating primarily in a work from home environment starting in April 2020, and several continue to work from home on a part-time basis as of the date of this filing. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we don’t believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

Not applicable

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

Name	Age	Position

John J. Scelfo	65	Chairman of the Board
Dr. Simon Kukes	76	Chief Executive Officer and Director
J. Douglas Schick	47	President
Paul Pinkston	55	Chief Accounting Officer
Clark R. Moore	50	Executive Vice President, General Counsel and Secretary
Ivar Siem	76	Director
H. Douglas Evans	74	Director

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

Dr. Simon Kukes, Chief Executive Officer and Director (Chief Executive and Director since July 2018)

Dr. Simon Kukes is a global investor and executive with over 40 years’ experience in the oil industry. He served as the principal of his personal investment company, SK Energy LLC, from April 2013 until its dissolution in December 2022. From January 2005 to April 2013, Dr. Kukes was an investor and CEO of Samara-Nafta, a joint venture with the U.S.-based international oil company Hess Corporation, and from 2003 to 2004 he served as CEO and Chairman of Yukos Oil Company. From 1998 until it combined with British Petroleum in 2003 to create TNK-BP, Dr. Kukes served as Chief Executive of Tyumen Oil Company (TNK). From 1979 to 1986 he served as Technical Director and Vice President of Business Development for Phillips Petroleum and Amoco. Dr. Kukes (who is a dual citizen of the United States and Israel) currently serves on the board of directors and is an investor in numerous international companies, including Leverate Technological Trading Ltd., an Israel-based technology company and trading platform provider (since October 2014 and as Chairman for two years), Fletschhorn, a Swiss-based hotel and restaurant company (as Chairman since June 2014), and GLAMZ Ltd., a privately-held Israel-based booking platform for the beauty industry (as Chairman since June 2018). In addition, from 1999 to 2007 Dr. Kukes served on the board of directors of global pharmaceutical company Amarin Corporation (Nasdaq: AMRN), and from 2000 to 2003 on the board of directors of Tulsa, Oklahoma-based Parker Wellbore (formerly NYSE-listed Parker Drilling Company), a global provider of contract drilling and drilling-related services.

Dr. Kukes holds a Bachelor of Science in Chemical Engineering, a PhD in Physical Chemistry, and he attended Rice University in Houston, Texas, where he was a Postdoctoral Fellow. Dr. Kukes has also served as an Adjunct Professor at the University of Delaware and on the Editorial Board of Fuel Magazine, and is also the holder of more than 130 U.S. patents. Dr. Kukes has been recognized for many of achievements over his lifetime, including being voted by the Wall Street Journal as one of the Top 10 Central European Executives in 1999, and named by The Financial Times and PricewaterhouseCoopers as one of the 64 most respected business leaders in the world in 2003.

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

Mr. Siem is currently on the Board of Directors at Siem Industries, Inc., the Drillmar Energy Group of companies, and Petrolia Energy Corporation, and has served on the board of several privately held and publicly traded companies including Frupor SA, Avenir ASA, and DSND ASA. Siem Industries is a holding company which invests in shipping and offshore oil and gas construction services. Frupor SA, is a Portuguese agricultural business, which Mr. Siem cofounded with his brother O. M. Siem in 1988.

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

Mr. Evans holds a B.S. Civil Engineering and Master of Business Administration from Queen’s University at Kingston, Ontario, and is a registered Professional Engineer in Ontario and Alberta, Canada. Mr. Evans currently serves as Honorary Chairman of GIE (since November 2017), and previously a member of the Board of Directors of Gulf Interstate Field Services, a GIE affiliate engaged in providing oil and gas pipeline construction inspection services, and a number of other GIE affiliated companies, the Board of Directors and Chairman of the Strategy Committee for the International Pipe Line and Offshore Contractors Association (IPLOCA) (through September 2019), a member of the Board of Houston, Texas-based Crossroads School, Inc. (since 2004), and a former member of the Board of the Cystic Fibrosis Foundation - Texas Gulf Coast Chapter.

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

C - Chairman of Committee.

M - Member.

(1) - Chairman of the board of directors.

Each of these committees has the duties described below and operates under a charter that has been approved by our board of directors. The Charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are each incorporated by reference as Exhibits 99.4, 99.2 and 99.3, respectively, to this Annual Report and are posted on our website. Our website address is http://www.PEDEVCO.com. Information contained on our website is expressly not incorporated by reference into this Annual Report.

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

The Audit Committee also has various other responsibilities including: pre-approval of all audit and permitted non-audit and tax services that may be provided by the Company’s independent registered public accounting firm or by other accounting firms engaged by the Company; reviewing the Company’s annual audited financial statements and quarterly financial statements, including the notes to such financial statements, the draft annual audit report and the accompanying “management’s discussion and analysis of financial condition and results of operations” with management and the independent registered public accounting firm prior to filing such financial statements with the SEC; reviewing the Company’s earnings press releases with management and the Company’s independent registered public accounting firm prior to the public dissemination of such press releases; meeting separately, and periodically, with the Company’s Chief Executive Officer and Chief Accounting Officer, members of the Company’s internal audit department and the Company’s independent registered public accounting firm to discuss the matters that are the subject of the Charter of the Audit Committee and, if appropriate, inviting some or all of such persons to applicable portions of Committee meetings; reviewing with management and the Company’s independent registered public accounting firm the effectiveness of the Company’s internal control over financial reporting; reviewing and approving the functions of the Company’s internal audit department, including its purpose, organization, responsibilities and performance; reviewing with the Company’s counsel legal matters that may have a material impact on the Company’s financial statements; reviewing and approving candidates for the positions of Chief Accounting Officer and Controller of the Company; and reviewing and, if appropriate, approving proposed transactions between the Company and “related persons” as defined in Item 404 of SEC Regulation S-K, and developing policies and procedures for the review and approval of such transactions.

During the year ended December 31, 2022, the audit committee held four meetings.

Compensation Committee

The Compensation Committee has various responsibilities including: reviewing annually and approving the corporate objectives relevant to the compensation of all officers of the Company; reviewing annually and determining, or recommending to the Board for determination, the salary, bonus and other non-equity based elements of total compensation for each officer; reviewing annually, determining and awarding to officers any stock option grants and other discretionary awards under the Company’s stock option or other equity incentive plans that the Committee believes are appropriate; approving (or recommending to the Board for determination) all special perquisites, special cash payments and other special compensation and benefit arrangements for officers; considering the results of the most recent “say-on-pay” vote by the Company’s shareholders in connection with the Company’s annual meeting of shareholders; preparing an annual report on executive compensation for inclusion in the Company’s annual proxy statement, if required by the rules and regulations of the SEC; reviewing, and recommending to the Board for determination, the compensation for non-employee directors; granting stock options and other discretionary awards under the Company’s stock option or other equity incentive plans to eligible individuals in the Company’s service who are not officers; and approving (or recommending to the Board for determination) any employment or severance agreements for officers. Mr. Scelfo serves as Chair of the compensation committee.

During the year ended December 31, 2022, the compensation committee held one meeting.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by shareholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for shareholder proposals under “Stockholder Proposals for 2023 Annual Meeting of Stockholders and 2023 Proxy Materials” beginning on page 42 of our definitive proxy statement for the 2022 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2022, the nominating and corporate governance committee held one meeting.

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

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. The NYSE has recently proposed rules to require listed companies to adopt clawack policies and we plan to implement a clawback policy in the future, once required, although we have not yet implemented such policy.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2022, the Board held six meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended the board of directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2022, except for two Board meetings from which Mr. Siem was absent with notice. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017, September 27, 2018, August 28, 2019, August 27, 2020, September 1, 2021 and August 25, 2022, at which meetings all directors were present in person, via teleconference or via virtual attendance. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Executive Sessions of the Board of Directors

The independent members of our board of directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its shareholders. The Company’s shareholders voted on say-on-pay matters in 2020 and approved a three year-frequency for future “say on pay” votes, with the next such vote being held at the Company’s 2023 annual meeting.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2022 were timely made.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2022 and 2021 to (a) Dr. Simon Kukes, our Chief Executive Officer and Director, (b) J. Douglas Schick, our current President, (c) Clark R. Moore, our Executive Vice President, General Counsel and Secretary, and (d) Paul A Pinkston, our Chief Accounting Officer (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2022 or 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Simon Kukes	2022	-	-	468,000	(1)	-	-		468,000
Chief Executive Officer	2021	-	-	417,000	(2)	-	-		417,000
						-
J. Douglas Schick	2022	286,667	95,000	351,000	(3)	-	12,483	(4)	745,150
President	2021	237,500	45,000	347,500	(5)	-	11,875	(4)	641,875
						-
Clark R. Moore	2022	277,500	90,000	351,000	(6)	-	18,300	(4)	736,800
Executive Vice President, General Counsel and Secretary	2021	237,500	45,000	347,500	(7)	-	19,142	(8)	649,142
						-
Paul A. Pinkston	2022	158,333	25,000	234,000	(9)	-	11,000	(4)	428,333
Chief Accounting Officer	2021	133,000	20,000	194,600	(10)	-	7,981	(4)	355,581

Summary Compensation Table

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Bonus payments to executive officers were awarded at the discretion of the Board of Directors based on an assessment of the Company’s and each individual executive officer’s performance without reference to any specific individual performance objectives. Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 10 - Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(1)	Consists of the value of 400,000 shares of restricted common stock granted in January 2022 at $1.17 per share.
(2)	Consists of the value of 300,000 shares of restricted common stock granted in January 2021 at $1.39 per share.
(3)	Consists of the value of 300,000 shares of restricted common stock granted in January 2022 at $1.17 per share.
(4)	Consists of Company matching contributions of up to 6% of the applicable officer’s salary into the Company’s sponsored 401(k) plan, subject to IRS and plan limits.
(5)	Consists of the value of 250,000 shares of restricted common stock granted in January 2021 at $1.39 per share.
(6)	Consists of the value of 300,000 shares of restricted common stock granted in January 2022 at $1.17 per share.
(7)	Consists of the value of 250,000 shares of restricted common stock granted in January 2021 at $1.39 per share.
(8)

Consists of Company matching contributions of up to 6% of the applicable officer’s salary into the Company’s sponsored 401(k) plan, subject to IRS and plan limits, of $14,527. Also includes accrued vacation paid out in cash of $4,615.

(9)	Consists of the value of 200,000 shares of restricted common stock granted in January 2022 at $1.17 per share.
(10)	Consists of the value of 140,000 shares of restricted common stock granted in January 2021 at $1.39 per share.

Outstanding Equity Awards at Year Ended December 31, 2022

The following table sets forth information as of December 31, 2022 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards(4)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(5)
Simon Kukes	-	-	-	-	170,000	(1)	$187,000
	-	-	-	-	200,000	(2)	$220,000
	-	-	-	-	400,000	(3)	$440,000

J. Douglas Schick	-	-	-	-	54,000	(1)	$59,400
	-	-	-	-	166,667	(2)	$183,334
	-	-	-	-	300,000	(3)	$330,000

Clark R. Moore	-	-	-	-	54,000	(1)	$59,400
	-	-	-	-	166,667	(2)	$183,334
	-	-	-	-	300,000	(3)	$330,000

Paul A. Pinkston	-	-	-	-	30,000	(1)	$33,000
	-	-	-	-	93,334	(2)	$102,667
	-	-	-	-	200,000	(3)	$220,000

(1)	Stock award vests on January 13, 2023, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(2)	Stock award vests 50% on January 19, 2023, and January 19, 2024, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(3)

Stock award vests 33.3% on January 25, 2023, 33.3% on January 25, 2024, and 33.4% on January 25, 2025, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.

(4) (5)

There were no unearned shares, units or other rights that have not vested as of December 31, 2022.

Calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year (December 31, 2022 and $1.10 per share) by the number of shares of stock.

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 10 - Share-Based Compensation”, for equity issuances to executive officers for the years ended December 31, 2022 and 2021, respectively.

Compensation of Directors

We compensate our Board members with stock-based compensation from time to time, as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
John J. Scelfo	$-	$117,000	$-	$117,000
Ivar Siem	$-	$81,900	$-	$81,900
H. Douglas Evans	$-	$81,900	$-	$81,900

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)

Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 10 - Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. As of December 31, 2022, the following outstanding and unvested shares of restricted stock were held by each of the above non-executive directors: John J. Scelfo - 100,00 shares; Ivar Siem - 70,000 shares; H. Douglas Evans - 70,000 shares. As of December 31, 2022, John J. Scelfo held fully-vested options to purchase 120,000 shares of common stock exercisable at an exercise price of $2.19 per share, and H. Douglas Evans held fully-vested options to purchase 100,000 shares of common stock exercisable at an exercise price of $2.19 per share.

(2)

Mr. Scelfo, Mr. Evans and Mr. Siem received grants of 100,000, 70,000 and 70,000 shares of restricted stock, respectively, on August 25, 2022, each with an aggregate grant date fair value of $117,000, $81,900 and $81,900, respectively, which will vest in full on July 12, 2023, August 25, 2023, and July 12, 2023, respectively, subject to such person’s continued service on the Board. For the year ended December 31, 2022, there was compensation of $94,000, related to these grants.

Effective September 27, 2018, the Board no longer has a formal compensation program; provided that the Board of Directors and/or the Compensation Committee may authorize compensation (including, but not limited to cash, options and restricted stock) to the members of the Board of Directors from time to time in their discretion. Additionally, the Board generally grants yearly equity awards in January of each year.

Agreements with Current Named Executive Officers

Dr. Simon Kukes. Dr. Simon Kukes has verbally agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of the Board of Directors and to not charge the Company for any personal business expenses he incurs in connection with such positions. Notwithstanding the above, Dr. Kukes waived, and was not paid, any salary for 2022 or 2021. Notwithstanding the above, Dr. Kukes may receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time, provided that none are currently contemplated. Notwithstanding the above, the Board of Directors has historically issued Dr. Kukes restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2022 and 2021 are described in the table above.

J. Douglas Schick. On August 1, 2018, in connection with his appointment as President of the Company, we entered into an offer letter with J. Douglas Schick (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Schick agreed to serve as President of the Company on an at-will basis; the Company agreed to pay Mr. Schick $20,833 per month, but has been increased, effective February 1, 2022, to $24,167 per month; and Mr. Schick is eligible for an annual bonus in the discretion of the Company totaling up to 40% of his then current salary and may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Schick restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2022 and 2021 are described in the table above. Mr. Schick’s employment may be terminated by him or the Company with 30 days prior written notice. In the event Mr. Schick’s employment with the Company is terminated by the Company without “Cause,” the Company will (a) pay Mr. Schick an amount equal to twelve (12) months of his then-current annual base salary, and (b) immediately accelerate by twelve (12) months the vesting of all outstanding Company restricted stock and options exercisable for Company capital stock held by Mr. Schick. For purposes of the Offer Letter, “Cause” means Mr. Schick’s (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of the Company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of the Company and which has, or could reasonably be deemed to result in, a material adverse effect upon the Company; (4) illegal use or distribution of drugs; (5) willful material violation of any policy or code of conduct of the Company; or (6) material breach of any provision of the Offer Letter or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of the Company or any of its affiliates, all as reasonably determined in good faith by the Board of Directors of the Company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after the Company notifies him in writing that Cause exists.

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

Clark R. Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013 and January 25, 2022, with Clark Moore, its Executive Vice President, Secretary and General Counsel (the “Moore Employment Agreement”), pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current base salary of $ $23,333 per month, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion, provided that Mr. Moore may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Moore restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2022 and 2021 are described in the table above. Mr. Moore’s salary may be increased from time to time in the discretion of the Board or Compensation Committee, without amending the Moore Employment Agreement. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 12 months’ salary and target bonus to Mr. Moore, and full acceleration of vesting of any outstanding Company stock options or restricted stock held, in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information but does not contain a general restriction on engaging in competitive activities.

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

Paul A. Pinkston. On December 1, 2018, the Company appointed Mr. Pinkston as the Chief Accounting Officer of the Company and Mr. Pinkston commenced employment with the Company pursuant to the terms of an Offer Letter, dated October 16, 2018, and effective December 1, 2018, entered into by and between the Company and Mr. Pinkston (the “Pinkston Offer Letter”). Also effective on December 1, 2018, Mr. Pinkston commenced serving as the Company’s Principal Financial and Accounting Officer.

Pursuant to the Pinkston Offer Letter, Mr. Pinkston agreed to serve as Chief Accounting Officer of the Company on an at-will basis, the Company agreed to pay Mr. Pinkston $11,666.67 per month (which has been increased, effective February 1, 2022, to $13,333 per month), Mr. Pinkston is eligible for an annual bonus in the discretion of the Board of Directors of the Company totaling up to 30% of his then current salary, provided that Mr. Pinkston may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Pinkston restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2022 and 2021 are described in the table above. Mr. Pinkston’s employment may be terminated by him or the Company with 30 days prior written notice.

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

As of the date of this Annual Report, options to purchase 990,000 shares of common stock and 2,690,000 shares of restricted stock have been issued under the 2021 Plan, with 4,320,000 shares of common stock remaining available for issuance under the 2021 Plan. The options have a weighted average exercise price of $1.13 per share and have expiration dates ranging from 2027 to 2028.

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

As of the date of this Annual Report, options to purchase 957,667 shares of common stock remain outstanding and 6,449,503 shares of restricted stock have been issued under the 2012 Plan. The options have a weighted average exercise price of $1.67 per share and have expiration dates ranging from 2023 to 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 29, 2023, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 29, 2023, there were 87,040,267 shares of common stock and no shares of preferred stock issued and outstanding.

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

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Simon G. Kukes (2)	57,943,557	66.6%
J. Douglas Schick (3)	880,467	1.0%
Clark R. Moore (4)	777,867	*
Paul A. Pinkston (5)	574,000	*
H. Douglas Evans (6)	390,000	*
John J. Scelfo (7)	384,500	*
Ivar Siem (8)	382,100	*

All Named Executive Officers and Directors as a group (seven persons)	61,332,491	70.3%

Greater than 5% Stockholders
The SGK 2018 Revocable Trust (9)	51,791,325	59.5%

*Less than 1%.

Unless otherwise stated, the address of each stockholder is c/o PEDEVCO Corp., 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.

(1)	Ownership voting percentages are based on 87,040,267 total shares of common stock which were outstanding as of March 29, 2023.

(2)

Consisting of the following: (a) 51,791,325 shares of common stock held by The SGK 2018 Revocable Trust, a family trust of which Dr. Kukes is the trustee, beneficiary and which Dr. Kukes is deemed to beneficially own; (b) 4,204,856 shares of fully-vested common stock held by Dr. Kukes; (c) 766,667 unvested shares of common stock held by Dr. Kukes, 100,000 of which vest on January 19, 2024, 133,333 of which vest on January 19, 2024 and 133,334 of which vest on January 19, 2025, 133,333 of which vest on each of January 23, 2024 and January 23, 2025, and 133,334 of which vest on January 23, 2026, provided that Dr. Kukes remains employed by us, or is a consultant to us, on such vesting dates; (d) 3,000 shares of fully-vested common stock held by the spouse of Dr. Kukes; and (e) options to purchase 15,000 shares and 6,666 shares of common stock exercisable by the spouse of Dr. Kukes at an exercise price of $1.68 and $1.39 per share, respectively. Dr. Kukes has voting control over his unvested shares of common stock.

(3)

Consisting of the following: (a) 247,133 shares of fully-vested common stock held by Mr. Schick; and (b) 633,334 unvested shares of common stock held by Mr. Schick, 83,334 which vest on January 19, 2024, 100,000 of which vest on each of January 25, 2024 and January 25, 2025, 116,666 of which vest on January 23, 2024, and 116,667 of which vest on each of January 23, 2024 and January 23, 2025, in each case provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. Mr. Schick has voting control over his unvested shares of common stock.

122

(4)

Consisting of the following: (a) 191,666 shares of fully-vested common stock held by Mr. Moore; (b) 2,867 fully-vested shares of common stock held by Mr. Moore’s minor child, which he is deemed to beneficially own; and (c) 583,334 unvested shares of common stock held by Mr. Moore, 83,334 of which vest on January 19, 2024, 100,000 of which vest on each of January 25, 2024 and January 25, 2025, and 100,000 of which vest on each of January 23, 2024, January 25, 2025 and January 25, 2026, in each case provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates. Mr. Moore has voting control over his unvested shares of common stock.

(5)

Consisting of the following: (a) 193,999 shares of fully-vested common stock held by Mr. Pinkston; and (b) 380,001 unvested shares of common stock, 46,667 of which vest on January 19, 2024, 66,667 of which vest on each of January 25, 2024 and January 25, 2025, 66,666 of which vest on January 23, 2024 and 66,667 of which vest on each of January 23, 2025 and January 23, 2026, in each case provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of common stock.

(6)

Consisting of the following: (a) 220,000 shares of fully-vested common stock held by Mr. Evans; (b) 70,000 unvested shares of common stock, which vest on September 27, 2023, provided that Mr. Evans remains a director, employee of, or consultant to us on such vesting date; and (c) options to purchase 100,000 shares of common stock exercisable by Mr. Evans at an exercise price of $2.19 per share. Mr. Evans has voting control over his unvested shares of common stock.

(7)

Consisting of the following: (a) 164,500 shares of fully-vested common stock held by Mr. Scelfo; (b) 100,000 unvested shares of common stock, which vest on July 12, 2023, provided that Mr. Scelfo remains a director, employee of, or consultant to us on such vesting date; and (c) options to purchase 120,000 shares of common stock exercisable by Mr. Scelfo at an exercise price of $2.19 per share. Mr. Scelfo has voting control over his unvested shares of common stock.

(8)

Consisting of the following: (a) 187,100 shares of common stock held by American Resources Offshore Inc., which shares Mr. Siem is deemed to beneficially own (Mr. Siem disclaims beneficial ownership of the securities held by American Resources Offshore Inc., except to the extent of his pecuniary interest therein); (b) 125,000 shares of fully-vested common stock held by Mr. Siem; and (c) 70,000 unvested shares of common stock held by Mr. Siem, which vest on July 12, 2023, provided that Mr. Siem remains a director, employee of, or consultant to us on such vesting date. Mr. Siem has voting control over his unvested shares of PEDEVCO Common Stock.

(9)

Consisting of 51,791,325 shares of common stock held by The SGK 2018 Revocable Trust. The SGK 2018 Revocable Trust is a family trust of which Dr. Kukes is the trustee and beneficiary, and as such, Dr. Kukes is deemed to be the beneficial owner of the shares held by The SGK 2018 Revocable Trust.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2022, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	957,667	$1.67	6,110,000	(2)
Equity compensation plans not approved by stockholders	-		-
Total	957,667	$1.67	6,110,000

(1)	Consists of options to purchase 957,667 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)

Consists of 6,110,000 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2021 Equity Incentive Plan. Does not include shares of common stock available for issuance under the 2012 Plan or 2012 Pre-Merger Plan as the Company has determined that it will no longer issue awards thereunder.

The Company’s equity compensation plans are discussed in greater detail above under “Item 11. Executive Compensation“ - “Equity Incentive Plans”.

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since January 1, 2021, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Transactions

On November 1, 2019, the Company began subleasing approximately 300 square feet of office space at its current headquarters to SK Energy, LLC, an entity formerly owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors, but dissolved in late 2022. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party, and has a monthly base rent of $1,200. Effective September 1, 2022, the Company extended the sublease agreement with SK Energy whereby SK Energy paid a $24,000 non-refundable two-year rent payment to the Company.

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

Additional related party transactions are discussed in greater detail under “Item 8. Financial Statements and Supplementary Data” - “Note 9 - Shareholders’ Equity - Common Stock” and “Note 10 - Share-Based Compensation”, of this Annual Report on Form 10-K, all of which information and disclosures is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance” - “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

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

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent public accounting firm is Marcum LLP, Houston, Texas, PCAOB Auditor ID 688.

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2022 and 2021 (in thousands).

	2022	2021
Audit Fees (1)	$218	$176
Audit-Related Fees (2)	-	-
Tax Fees (3)	52	57
All Other Fees (4)	21	24
Total	$291	$257

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2022 and 2021 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Marcum LLP for 2022 and 2021.

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

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description	Filed or furnished With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number
1.1#	Sales Agreement, dated November 17, 2021 between PEDEVCO Corp. and Roth Capital Partners, LLC		8-K	1.1	11/18/2021	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	3/27/2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	6/26/2018	001-35922
3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	3/6/2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	12/6/2012	000-53725
3.8	Amendment to Bylaws (October 21, 2016)		8-K	3.1	10/21/2016	001-35922
3.9	Amendment to Bylaws (August 25, 2022)		8-K	3.1	8/26/2022	001-35922
4.1	Description of Securities of the Registrant		10-K	4.1	3/30/2020	001-35922
4.2	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	10/23/2013	333-191869

10.1	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **	S-8	4.2	10/31/2013	333-192002
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement **	S-8	4.3	10/31/2013	333-192002
10.3	PEDEVCO Corp. - Form of Indemnification Agreement **	10-K	10.11	3/31/2014	001-35922
10.4	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **	10-K	10.2	3/31/2014	001-35922
10.5	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	3/31/2014	001-35922
10.6	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	3/31/2014	001-35922
10.7	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	3/31/2014	001-35922
10.8	Offer Letter with J. Douglas Schick as President dated August 1, 2018**	8-K	10.4	8/1/2018	001-35922
10.9	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**	8-K	10.1	12/3/2018	001-35922
10.10	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**	S-8	4.1	8/29/2019	333-233525
10.11	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.**	8-K	10.3	3/31/2020	001-35922
10.12	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.**	8-K	10.5	3/31/2020	001-35922
10.13	PEDEVCO Corp. 2021 Equity Incentive Plan**	8-K	10.1	9/1/2021	001-35922

10.14	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement**		S-8	99.3	9/1/2021	333-259248
10.15	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement**		S-8	99.2	9/1/2021	333-259248
10.16	Amendment No. 3 to Employment Agreement between PEDEVCO Corp. and Clark R. Moore**		8-K	10.4	1/27/2022	001-35922
10.17	Sublease Letter Agreement, dated August 25, 2022, entered into by and between PEDEVCO Corp. and SK Energy LLC**		8-K	10.1	8/26/2022	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	8/8/2012	000-53725
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Marcum LLP	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2022	X
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	9/5/2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.2	9/5/2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	9/5/2013	001-35922

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

X	Filed herewith.
*	Furnished herein.
**	Indicates management contract or compensatory plan or arrangement.

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

PEDEVCO Corp.

March 29, 2023	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer and Director
(Principal Executive Officer)

March 29, 2023	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Simon Kukes	Chief Executive Officer and Director	March 29, 2023
Simon Kukes	(Principal Executive Officer)

By: /s/ Paul A. Pinkston	Chief Accounting Officer	March 29, 2023
Paul A. Pinkston	(Principal Financial and Accounting Officer)

By: /s/ John J. Scelfo	Chairman of the Board of Directors	March 29, 2023
John J. Scelfo

By: /s/ H. Douglas Evans	Director	March 29, 2023
H. Douglas Evans

By: /s/ Ivar Siem	Director	March 29, 2023
Ivar Siem

