Form 10-Q
period 2023-03-31
PEDEVCO CORP
filed 2023-05-15
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

At May 12, 2023, there were 87,040,267 shares of the Registrant’s common stock outstanding.

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

Forward-looking statements may include statements about:

•	our business strategy;
•	our reserves;
•	technology;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	oil and natural gas realized prices;
•	timing and amount of future production of oil and natural gas;
•	the availability of oil field labor;
•	the amount, nature and timing of capital expenditures, including future exploration and development costs;
•	drilling of wells;
•	government regulation and taxation of the oil and natural gas industry;
•	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
•	exploitation projects or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”)), recent increases in inflation and interest rates, and risks of recessions, including as a result thereof;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	developments in oil-producing and natural gas-producing countries;
•	our future operating results;
•	future acquisition transactions;
•	our estimated future reserves and the present value of such reserves; and
•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2023	December 31,
	(Unaudited)	2022
Assets
Current assets:
Cash and cash equivalents	$14,139	$29,430
Accounts receivable – oil and gas	5,788	2,430
Prepaid expenses and other current assets	149	249
Total current assets	20,076	32,109

Oil and gas properties:
Oil and gas properties, subject to amortization, net	82,692	79,372
Oil and gas properties, not subject to amortization, net	1,500	775
Total oil and gas properties, net	84,192	80,147

Operating lease – right-of-use asset	45	71
Other assets	3,821	3,783
Total assets	$108,134	$116,110

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,683	$1,556
Accrued expenses	1,375	13,835
Revenue payable	1,000	1,018
Operating lease liabilities – current	51	81
Asset retirement obligations – current	658	472
Total current liabilities	6,767	16,962

Long-term liabilities:
Asset retirement obligations, net of current portion	2,628	2,689
Total liabilities	9,395	19,651

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 87,040,267 and 85,790,267 shares issued and outstanding, respectively	87	86
Additional paid-in capital	223,631	223,114
Accumulated deficit	(124,979)	(126,741)
Total shareholders’ equity	98,739	96,459
Total liabilities and shareholders’ equity	$108,134	$116,110

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Oil and gas sales	$8,164	$7,090

Operating expenses:
Lease operating costs	2,466	2,356
Selling, general and administrative expense	1,488	1,592
Depreciation, depletion, amortization and accretion	2,581	1,886
Total operating expenses	6,535	5,834

Operating income	1,629	1,256

Other income:
Interest income	98	3
Other income	35	80
Total other income	133	83

Net income	$1,762	$1,339

Earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	86,720,823	86,066,070
Diluted	86,720,823	86,066,070

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$1,762	$1,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	2,581	1,886
Amortization of right-of-use asset	26	24
Share-based compensation expense	518	563
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(3,358)	(2,188)
Prepaid expenses and other current assets	100	109
Accounts payable	35	(94)
Accrued expenses	136	(243)
Revenue payable	(18)	19
Net cash provided by operating activities	1,782	1,415

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(17,032)	(5,508)
Cash paid for vehicle	(41)	-
Net cash used investing activities	(17,073)	(5,808)

Net decrease in cash, cash equivalents and restricted cash	(15,291)	(4,093)
Cash, cash equivalents and restricted cash at beginning of period	32,977	29,227
Cash, cash equivalents and restricted cash at end of period	$17,686	$25,134

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$10,534	$173
Changes in estimates of asset retirement costs, net	$6	$45
Issuance of restricted common stock	$1	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459
Issuance of restricted common stock	1,250,000	1	(1)	-	-
Share-based compensation	-	-	518	-	518
Net income	-	-	-	1,762	1,762
Balances at March 31, 2023	87,040,267	$87	$223,631	$(124,979)	$98,739

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2021	84,236,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Share-based compensation	-	-	563	-	563
Net income	-	-	-	1,339	1,339
Balances at March 31, 2022	85,436,146	$85	$221,546	$(128,246)	$93,385

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023 (the “2022 Annual Report”), have been omitted.

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesburg Basin (“D-J Basin”) in Colorado and Wyoming.  The Company holds its Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, and Wyoming, through its wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset the Company refers to as its “D-J Basin Asset.”

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2022 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2022.

Recently Issued Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the Financial Accounting Standards Board (FASB). This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Oil sales	$7,460	$6,396
Natural gas sales	504	421
Natural gas liquids sales	200	273
Total revenue from customers	$8,164	$7,090

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2023.

NOTE 5 – CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Cash and Cash Equivalents*	$14,139	$29,430
Restricted cash included in other assets	3,547	3,547
Total cash and cash equivalents and restricted cash	$17,686	$32,977

* Includes a U.S. Treasury Bill with maturity of three months or less when purchased of $5.0 million at March 31, 2023 and $-0- at December 31, 2022.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Disposals	Transfers	Balance at March 31, 2023
Oil and gas properties, subject to amortization	$176,253	$5,773	$-	$-	$182,026
Oil and gas properties, not subject to amortization	775	725	-	-	1,500
Asset retirement costs	1,407	(6)	-	-	1,401
Accumulated depreciation, depletion and impairment	(98,288)	(2,447)	-	-	(100,735)
Total oil and gas assets	$80,147	$4,045	$-	$-	$84,192

For the three-month period ended March 31, 2023, the Company incurred $4,940,000 of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in  eight new non-operated wells in the D-J Basin Asset in which the Company participated, together with costs related to certain workovers for lift conversions and cleanouts in the Company’s Permian Basin Asset.

The Company also acquired approximately 187 net mineral acres, and 1,523 net lease acres, in and around its existing footprint in the D-J Basin through multiple transactions with total acquisition and due diligence costs of $291,000 and $1,267,000, respectively.

The depletion recorded for production on proved properties for the three months ended March 31, 2023 and 2022 amounted to $2,447,000, compared to $1,745,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2023
Balance at the beginning of the period (1)	$3,161
Accretion expense	131
Changes in estimates, net	(6)
Balance at end of period (2)	$3,286

(1)	Includes $472,000 of current asset retirement obligations at December 31, 2022.

(2)	Includes $658,000 of current asset retirement obligations at March 31, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating sublease for office space that requires ASC Topic 842 treatment, discussed below.

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

Supplemental cash flow information related to the Company’s operating office sublease is included in the table below (in thousands):

Three Months Ended
March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$31

Supplemental balance sheet information related to the Company’s operating sublease is included in the table below (in thousands):

March 31, 2023
Operating lease – right-of-use asset	$45

Operating lease liabilities - current	$51
Operating lease liabilities - long-term	-
Total lease liability	$51

The weighted-average remaining lease term for the Company’s operating sublease is 0.4 years as of March 31, 2023, with a weighted-average discount rate of 5.35%.

The Company’s operating sublease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2023	$51
Thereafter	-
Total lease payments	51
Less imputed interest	-
Total lease liability	$51

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during the remainder of 2023, and no significant net acres expire within the next two-year period (net to our direct ownership interest only). In the Permian Basin Asset, 61 acres are due to expire during the remainder of 2023 and 40 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2023, the Company granted an aggregate of 1,250,000 restricted stock awards to various employees of the Company (see Note 10 below).

NOTE 10 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On January 23, 2023, an aggregate of 1,250,000 shares of restricted common stock were granted to officers of the Company under the Company’s 2021 Equity Incentive Plan. The grant of the 1,250,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,363,000 based on the market price on the issuance date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2023, was $412,000. The remaining unamortized stock-based compensation expense at March 31, 2023 related to restricted stock was $1,829,000.

Options

On January 23, 2023, the Company granted options to purchase an aggregate of 540,000 shares of common stock to various Company employees at an exercise price of $1.09 per share under the Company’s 2021 Equity Incentive Plan. The options have a term of five years and fully vest in January 2026. 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $429,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 3.61% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 113% based on the trading history of the Company, and (4) zero expected dividends.

During the three months ended March 31, 2023, the Company recognized stock option expense of $106,000. The remaining amount of unamortized stock options expense at March 31, 2023 was $529,000.

The intrinsic value of outstanding and exercisable options at March 31, 2023 was $-0-.

Option activity during the three months ended March 31, 2023, was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	1,407,667	$1.51	2.7
Granted	540,000	$1.09
Expired/Canceled	(21,666)	$1.68
Outstanding at March 31, 2023	1,926,001	$1.39	3.1
Exercisable at March 31, 2023	949,334	$1.63	2.0

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

Numerator:	March 31, 2023	March 31, 2022
Net income	$1,762	$1,339

Effect of common stock equivalents	-	-
Net income adjusted for common stock equivalents	$1,762	$1,339

Denominator:
Weighted average common shares – basic	86,720,823	86,066,070

Dilutive effect of common stock equivalents:
Options	-	-

Denominator:
Weighted average common shares – diluted	86,720,823	86,066,070

Earnings per common share – basic	$0.02	$0.02

Earnings per common share – diluted	$0.02	$0.02

For the three months ended March 31, 2023, and 2022, share equivalents related to options to purchase 1,926,001 and 1,632,668 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2023 and 2022 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended March 31, 2023, and 2022, respectively.

NOTE 13 – SUBSEQUENT EVENTS

In April and May 2023, the Company acquired approximately 1,899 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition costs of $783,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations“ and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms“ on page 2 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2023 means the year ended December 31, 2023, whereas fiscal 2022 means the year ended December 31, 2022.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2023, above.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	General Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

•	Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

•	Results of Operations and Financial Condition. An analysis of our financial results comparing the three-month periods ended March 31, 2023, and 2022, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

•	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado and Wyoming.  As of March 31, 2023, we held approximately 31,304 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 12,158 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Wyoming, through our wholly-owned operating subsidiary, Red Hawk. As of March 31, 2023, we held interests in 380 gross (376 net) wells in our Permian Basin Asset of which 45 are active  producers, 16 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 97 gross (24.6 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 62 gross (8.4 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Specifically, we seek to increase stockholder value through the following strategies:

•	Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

•	Apply modern drilling and completion techniques and technologies. We own and intend to acquire additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids will allow us to successfully develop our properties.

•	Optimization of well density and configuration. We own properties that are legacy oil fields characterized by widespread vertical and horizontal development and geological well control. We utilize the extensive geological, petrophysical and production data of such legacy properties to confirm optimal well spacing and configuration using modern reservoir evaluation methodologies.

•	Maintain a high degree of operational control. We believe that by retaining high operational control, we can efficiently manage the timing and amount of our capital expenditures and operating costs, and thus key in on the optimal drilling and completions strategies, which we believe will generate higher recoveries and greater rates of return per well.

•	Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to grow our reserve base and maximize stockholder value.

•	Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide flexibility across various commodity and market cycles.

We are committed to developing and monitoring environmental, social and governance (“ESG”) initiatives and the Board of Directors plans to evaluate the potential adoption of ESG initiatives from time to time.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin.  Our estimated net capital expenditures for 2023 are estimated at the time of this Quarterly Report to range between $25 million to $35 million (of which we have incurred approximately $4.9 million in expenses through March 31, 2023). This estimate includes a range of $23 million to $33 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $4.0 million in expenses through March 31, 2023) and approximately $2.0 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses (of which we have incurred $0.9 million in expenses through March 31, 2023). Our 2023 capital expenditure estimate does not include expenditures for unanticipated expenses that may arise, including for opportunistic leasehold acquisitions and other extraordinary projects for which we have not budgeted (for which we have incurred approximately $1.3 million and $0.3 million for opportunistic leasing and mineral acquisitions, respectively, through March 31, 2023).  We also paid approximately $12.5 million in accrued capital expenditures for amounts related to our 2022 capital budget in 2023. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2023 development program incorporates service costs that have remained relatively flat, based on costs we have experienced since the second half of 2022.  Our 2023 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

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

Results of Operations and Financial Condition

Market Conditions and Commodity Prices

Our financial results depend on many factors, particularly the price of natural gas and crude oil and our ability to market our production on economically attractive terms. Commodity prices are affected by many factors outside of our control, including changes in market supply and demand, which are impacted by, among other factors, weather conditions, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future commodity prices and, therefore, we cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our production volumes or revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. We expect prices to remain volatile for the remainder of the year. For information about the impact of realized commodity prices on our natural gas and crude oil and condensate revenues, refer to “Results of Operations” below.

Results of Operations

The following discussion and analysis of the results of operations for the three-month periods ended March 31, 2023, and 2022, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended March 31, 2023, vs. Three Months Ended March 31, 2022

We reported net income for the three-month period ended March 31, 2023, of $1.8 million, or $0.02 per common share, compared to net income for the three-month period ended March 31, 2022 of $1.3 million or $0.02 per share. The increase in net income of $0.5 million, when comparing the current period to the prior year’s period, was primarily due to a $1.2 million combined increase in net revenues and interest income offset by a $0.7 million increase in total operating expenses (discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended March 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	103,329	77,768	25,561	33%
Natural Gas (Mcf)	87,658	75,288	12,370	16%
NGL (Bbls)	10,575	6,338	4,237	67%
Total (Boe) (1)	128,514	96,654	31,860	33%

Crude Oil (Bbls per day)	1,148	864	284	33%
Natural Gas (Mcf per day)	974	837	137	16%
NGL (Bbls per day)	118	70	48	69%
Total (Boe per day) (1)	1,428	1,074	354	33%

Average Sale Price:
Crude Oil ($/Bbl)	$72.19	$82.24	$(10.05)	(12%)
Natural Gas ($/Mcf)	5.75	5.59	0.16	3%
NGL ($/Bbl)	18.90	43.07	(24.17)	(56%)

Net Operating Revenues (in thousands):
Crude Oil	$7,460	$6,396	$1,064	17%
Natural Gas	504	421	83	20%
NGL	200	273	(73)	(27%)
Total Revenues	$8,164	$7,090	$1,074	15%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended March 31, 2023, increased $1.1 million, or 15%, to $8.2 million, compared to $7.1 million for the same period a year ago, due to a favorable volume variance of $2.0 million offset by an unfavorable price variance of $0.9 million. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the three months ended March 31, 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,147	$1,033	$114	11%
Workovers	574	669	(95)	(14%)
Other*	745	654	91	14%
Total Lease Operating Expenses	$2,466	$2,356	$110	5%

Depreciation, Depletion,
Amortization and Accretion	$2,581	$1,886	$695	37%

General and Administrative (Cash)	$970	$1,029	$(59)	(6%)
Share-Based Compensation (Non-Cash)	518	563	(45)	(8%)
Total General and Administrative Expense	$1,488	$1,592	$(104)	(7%)

Interest Income	$98	$3	$95	3,167%
Other Income	$35	$80	$(45)	(56%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The $0.1 million increase in lease operating expenses was primarily due to planned activity for the beginning of the 2023 year to move forward the timing of operational and facility improvements, and equipment maintenance.

Depreciation, Depletion, Amortization and Accretion. The $0.7 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). There was a nominal decrease in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased nominally due to the forfeiture of certain employee stock-based options and nonvested restricted shares due to certain voluntary employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased in the current period, compared to the prior period. Other income in the current period is primarily related to the sale of used pipe offset by a vendor dispute settlement in the prior period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended March 31, 2023 were from $8.2 million in sales of crude oil and natural gas.  The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

                At March 31, 2023, the Company’s total current assets of $20.1 million exceeded its total current liabilities of $6.8 million, resulting in a working capital surplus of $13.3 million, while at December 31, 2022, the Company’s total current assets of $32.1 million exceeded its total current liabilities of $17.0 million, resulting in a working capital surplus of $15.1 million. The $1.8 million decrease in our working capital surplus is primarily related to cash used to fund our current capital drilling budget (described above).

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

Cash Flows (in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities	$1,782	$1,415
Cash flows used in investing activities	(17,073)	(5,508)
Cash flows financing activities	-	-
Net decrease in cash, cash equivalents and restricted cash	$(15,291)	$(4,093)

Cash flows provided by operating activities. Net cash provided by operating activities increased by $0.4 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $0.4 million, coupled with a $0.7 million increase in depreciation, depletion and amortization and offset by a $0.7 million net decrease to our other components of working capital (predominantly from our additional oil and gas sales receivable) in the current period, related to our increased revenue and operational activity.

Cash flows used in by investing activities. Net cash used in investing activities increased by $11.6 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

Cash flows financing activities. There were no cash flow financing activities in the current or prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation.  Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$1,762	$1.339
Add (deduct)
Depreciation, depletion, amortization and accretion	2,581	1,886
EBITDA	4,343	3,225
Add (deduct)
Share-based compensation	518	563
Adjusted EBITDA	$4,861	$3,788

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

Recently Adopted and Recently Issued Accounting Pronouncements.

On January 1, 2023, we adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the FASB. This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of March 31, 2023, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 29, 2023 (the “Form 10-K”), under the heading “Item 1A. Risk Factors“, and investors are encouraged to review such risk factors in the Annual Report, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2023, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

                None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
10.1#	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	9/1/2021	001-35922
10.2#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	99.2	9/1/2021	333-259248
10.3#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement	S-8	99.3	9/1/2021	333-259248
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

May 15, 2023	By:	/s/ Simon Kukes
Simon Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 15, 2023	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

