Form 10-Q
period 2023-06-30
PEDEVCO CORP
filed 2023-08-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

At August 11, 2023, there were 87,040,267 shares of the Registrant’s common stock outstanding.

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

Forward-looking statements may include statements about our:

●	our business strategy;
●	our reserves;
●	technology;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	the availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
●

general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”)), recent increases in inflation and interest rates, and risks of recessions, including as a result thereof;

●	competition in the oil and natural gas industry;
●	effectiveness of our risk management activities;
●	environmental liabilities;
●	counterparty credit risk;
●	developments in oil-producing and natural gas-producing countries;
●	our future operating results;
●	future acquisition transactions;
●	our estimated future reserves and the present value of such reserves; and
●	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$12,464	$29,430
Accounts receivable – oil and gas	6,441	2,430
Prepaid expenses and other current assets	50	249
Total current assets	18,955	32,109

Oil and gas properties – successful efforts method:
Oil and gas properties, subject to amortization, net	82,012	79,372
Oil and gas properties, not subject to amortization, net	4,970	775
Total oil and gas properties, net	86,982	80,147

Operating lease – right-of-use asset	18	71
Other assets	3,819	3,783
Total assets	$109,774	$116,110

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,019	$1,556
Accrued expenses	1,322	13,835
Revenue payable	1,011	1,018
Operating lease liabilities – current	21	81
Asset retirement obligations – current	699	472
Total current liabilities	4,072	16,962

Long-term liabilities:
Asset retirement obligations, net of current portion	2,826	2,689
Total liabilities	6,898	19,651

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 87,040,267 and 85,790,267 shares issued and outstanding, respectively	87	86
Additional paid-in capital	224,148	223,114
Accumulated deficit	(121,359)	(126,741)
Total shareholders’ equity	102,876	96,459
Total liabilities and shareholders’ equity	$109,774	$116,110

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2023	2022	2023	2022
Oil and gas sales	$10,910	$9,547	$19,074	$16,637

Operating expenses:
Lease operating costs	2,809	2,802	5,275	5,158
Selling, general and administrative expense	1,332	1,296	2,820	2,888
Depreciation, depletion, amortization and accretion	3,235	2,228	5,816	4,114
Total operating expenses	7,376	6,326	13,911	12,160

Operating income	3,534	3,221	5,163	4,477

Other income (expense):
Interest income	86	4	184	7
Other income (expense)	-	(15)	35	65
Total other income (expense)	86	(11)	219	72

Net income	$3,620	$3,210	$5,382	$4,549

Income per common share:
Basic	$0.04	$0.04	$0.06	$0.05
Diluted	$0.04	$0.04	$0.06	$0.05

Weighted average number of common shares outstanding:
Basic	87,040,267	85,479,421	86,881,427	85,305,583
Diluted	87,040,267	85,479,421	86,881,427	85,305,583

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$5,382	$4,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	5,816	4,114
Amortization of right-of-use asset	53	50
Share-based compensation expense	1,035	1,100
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(4,011)	(3,002)
Prepaid expenses and other current assets	199	289
Accounts payable	(386)	(138)
Accrued expenses	293	73
Revenue payable	(7)	96
Net cash provided by operating activities	8,374	7,131

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(25,295)	(10,047)
Cash paid for vehicle	(45)	-
Net cash used in investing activities	(25,340)	(10,047)

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	-	50
Net cash provided by financing activities	-	50

Net decrease in cash and restricted cash	(16,966)	(2,866)
Cash and restricted cash at beginning of period	32,977	29,227
Cash and restricted cash at end of period	$16,011	$26,361

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$13,017	$1,604
Changes in estimates of asset retirement costs, net	$31	$80
Issuance of restricted common stock	$1	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459
Issuance of restricted common stock	1,250,000	1	(1)	-	-
Share-based compensation	-	-	518	-	518
Net income	-	-	-	1,762	1,762
Balances at March 31, 2023	87,040,267	87	223,631	(124,979)	98,739
Share-based compensation	-	-	517	-	517
Net income	-	-	-	3,620	3,620
Balances at June 30, 2023	87,040,267	$87	$224,148	$(121,359)	$102,876

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2021	84,236,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Share-based compensation	-	-	563	-	563
Net income	-	-	-	1,339	1,339
Balances at March 31, 2022	85,436,146	85	221,546	(128,246)	93,385
Sale of common stock to non-affiliate	87,121	-	50	-	50
Share-based compensation	-	-	537	-	537
Net income	-	-	-	3,210	3,210
Balances at June 30, 2022	85,550,267	$85	$222,133	$(125,036)	$97,182

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesburg Basin (“D-J Basin”) in Colorado and Wyoming.  The Company holds its Permian Basin leasehold acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and operates its Permian Basin Asset through its wholly-owned operating subsidiaries EOR Operating Company and Ridgeway Arizona Oil Corp.  The Company holds its D-J Basin leasehold acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through its newly formed wholly-owned subsidiary PRH Holdings LLC, which asset the Company refers to as its “D-J Basin Asset,” and operates its D-J Basin Asset through its wholly-owned operating subsidiary Red Hawk Petroleum, LLC (“Red Hawk”).

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

Recently Issued Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the Financial Accounting Standards Board (FASB). This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no material impact on the Company’s financial position, results of operations, cash flows or net income per share.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Oil sales	$9,731	$8,725	$17,191	$15,120
Natural gas sales	344	473	848	894
Natural gas liquids sales	835	349	1,035	623
Total revenue from customers	$10,910	$9,547	$19,074	$16,637

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2023.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Cash	$12,464	$29,430
Restricted cash included in other assets	3,547	3,547
Total cash and restricted cash	$16,011	$32,977

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Disposals	Transfers	Balance at June 30, 2023
Oil and gas properties, subject to amortization	$176,253	$8,083	$-	$-	$184,336
Oil and gas properties, not subject to amortization	775	4,195	-	-	4,970
Asset retirement costs	1,407	31	-	-	1,438
Accumulated depreciation, depletion and impairment	(98,288)	(5,474)	-	-	(103,762)
Total oil and gas assets	$80,147	$6,835	$-	$-	$86,982

For the six-month period ended June 30, 2023, the Company incurred $7,846,000 of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in eight new non-operated wells in the D-J Basin Asset in which the Company participated, together with costs related to certain workovers for lift conversions and cleanouts in the Company’s Permian Basin Asset.

The Company also acquired approximately 267 net mineral acres, and 5,592 net lease acres, in and around its existing footprint in the D-J Basin through multiple transactions with total acquisition and due diligence costs of $483,000 for the net mineral acres and $3,949,000 for the net lease acres.

The depletion recorded for production on proved properties for the three and six months ended June 30, 2023 and 2022, amounted to $3,027,000, compared to $2,127,000, and $5,474,000, compared to $3,872,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Six Months Ended June 30, 2023
Balance at the beginning of the period (1)	$3,161
Accretion expense	333
Changes in estimates, net	31
Balance at end of period (2)	$3,525

(1)	Includes $472,000 of current asset retirement obligations at December 31, 2022.

(2)	Includes $699,000 of current asset retirement obligations at June 30, 2023.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Six Months Ended
June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities	$62

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

June 30, 2023
Operating lease – right-of-use asset	$18

Operating lease liabilities - current	$21
Operating lease liabilities - long-term	-
Total lease liability	$21

The weighted-average remaining lease term for the Company’s operating lease is 0.2 years as of June 30, 2023, with a weighted-average discount rate of 5.35%.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2023, the Company granted an aggregate of 1,250,000 restricted stock awards to various employees of the Company (see Note 10 below).

NOTE 10 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On January 23, 2023, an aggregate of 1,250,000 shares of restricted common stock were granted to officers of the Company under the Company’s 2021 Equity Incentive Plan. The grant of the 1,250,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. These shares had a total fair value of $1,363,000 based on the market price on the issuance date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the six months ended June 30, 2023, was $824,000. The remaining unamortized stock-based compensation expense at June 30, 2023 related to restricted stock was $1,417,000.

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

During the six months ended June 30, 2023, the Company recognized stock option expense of $211,000. The remaining amount of unamortized stock options expense at June 30, 2023 was $421,000.

The intrinsic value of outstanding and exercisable options at June 30, 2023 was $-0-.

Option activity during the six months ended June 30, 2023 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	1,407,667	$1.51	2.7
Granted	540,000	$1.09
Expired/Canceled	(21,666)	$1.68
Outstanding at June 30, 2023	1,926,001	$1.39	2.9
Exercisable at June 30, 2023	959,334	$1.63	1.8

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net income	$3,620	$3,210	$5,382	$4,549

Denominator:
Weighted average common shares – basic	87,040,267	85,479,421	86,881,427	85,305,583

Dilutive effect of common stock equivalents:
Options	-	-	-	-

Denominator:
Weighted average common shares – diluted	87,040,267	85,479,421	86,881,427	85,305,583

Earnings per share – basic	$0.04	$0.04	$0.06	$0.05
Earnings per share – diluted	$0.04	$0.04	$0.06	$0.05

For the three and six months ended June 30, 2023 and 2022, share equivalents related to options to purchase 1,926,001, compared to 1,597,667, and 1,926,001 compared to 1,597,667, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2023 and 2022 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended June 30, 2023 and 2022, respectively.

NOTE 13 – SUBSEQUENT EVENTS

In August 2023, the Company acquired approximately 494 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition costs of $508,000.

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

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 2 of our Annual Report on Form 10‑K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2022 means the year ended December 31, 2022, whereas fiscal 2023 means the year ended December 31, 2023.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2023, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and six-month periods ended June 30, 2023, and 2022, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado and Wyoming.  As of June 30, 2023, we held approximately 31,274 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 17,191 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned operating subsidiary, Red Hawk, which D-J Basin leases were assigned to our newly formed wholly-owned subsidiary, PRH Holdings LLC, in early August 2023. As of June 30, 2023, we held interests in 380 gross (376 net) wells in our Permian Basin Asset of which 45 are active  producers, 16 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 97 gross (24.6 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 62 gross (8.4 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin.  Our estimated net capital expenditures for 2023 are estimated at the time of this Quarterly Report to range between $23 million to $27 million (of which we have incurred approximately $12.3 million in expenses through June 30, 2023). This estimate includes a range of $13 million to $17 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $4.8 million in expenses through June 30, 2023), approximately $5.0 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, facilities, remediation and other miscellaneous capital expenses (of which we have incurred $3.1 million in expenses through June 30, 2023), and approximately $5.0 million for leasehold acquisitions and mineral acquisitions (of which we have incurred approximately $3.9 million for leasehold acquisitions and $0.5 million for mineral acquisitions through June 20, 2023). Our 2023 capital expenditure estimate includes $0.6 million for additional opportunistic leasehold and mineral acquisitions and other extraordinary projects, but the actual amount of expenses incurred over the remainder of 2023 may vary as these expenses are difficult to predict and forecast.  We also paid approximately $12.5 million in accrued capital expenditures for amounts related to our 2022 capital budget in 2023. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and six-month periods ended June 30, 2023 and 2022, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

We reported net income for the three-month period ended June 30, 2023 of $3.6 million, or $0.04 per share, compared to net income for the three-month period ended June 30, 2022 of $3.2 million or $0.04 per share. The increase in net income of $0.4 million, when comparing the current period to the prior year’s period, was primarily due to a $1.4 million increase in net revenues offset by a $1.1 million increase in total operating expenses and a $0.1 million gain in interest income (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	137,847	79,439	58,408	74%
Natural Gas (Mcf)	151,007	67,429	83,578	124%
NGL (Bbls)	19,459	7,978	11,481	144%
Total (Boe) (1)	182,474	98,655	83,819	85%

Crude Oil (Bbls per day)	1,515	873	642	74%
Natural Gas (Mcf per day)	1,659	741	918	124%
NGL (Bbls per day)	214	88	126	143%
Total (Boe per day) (1)	2,006	1,085	921	85%

Average Sale Price:
Crude Oil ($/Bbl)	$70.59	$109.82	$(39.23)	(36%)
Natural Gas ($/Mcf)	2.28	7.01	(4.73)	(67%)
NGL ($/Bbl)	42.90	43.78	(0.88)	(2%)

Net Operating Revenues (in thousands):
Crude Oil	$9,731	$8,725	$1,006	12%
Natural Gas	344	473	(129)	(27%)
NGL	835	349	486	139%
Total Revenues	$10,910	$9,547	$1,363	14%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended June 30, 2023, increased $1.4 million, or 14%, to $10.9 million, compared to $9.5 million for the same period a year ago, due to a favorable volume variance of $4.8 million, offset by an unfavorable price variance of $3.4 million, due to the average sales prices for crude oil, natural gas and NGLs realized by the Company decreasing considerably from the three-month period ended June 30, 2022. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,224	$1,164	$60	5%
Workovers	366	743	(377)	(51%)
Gain on ARO Settlement	-	(6)	(6)	(100%)
Other*	1,219	901	318	35%
Total Lease Operating Expenses	$2,809	$2,802	$7	-%

Depreciation, Depletion,
Amortization and Accretion	$3,235	$2,228	$1,007	45%

General and Administrative (Cash)	$815	$759	$56	7%
Share-Based Compensation (Non-Cash)	517	537	(20)	(4%)
Total General and Administrative Expense	$1,332	$1,296	$36	3%

Interest Income	$86	$4	$82	2,050%
Other Expense	$-	$(15)	$15	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. Expense reduction measures to control costs have been implemented on our operated properties in our Permian Basin and D-J Basin Assets, such as operation and lift efficiency improvements, resulting in a reduction in direct operating expenses, offset by a corresponding increase in direct operating expenses from our participation in non-operated wells (noted above) when comparing the current period to the prior period. Other expenses have also increased due to production increases, offset by a corresponding decrease in workovers when comparing the current period to the prior period. Taken together, there was a nominal increase in overall lease operating expenses when comparing the prior period.

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

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased nominally due to the forfeiture of certain employee stock-based options due to certain voluntary employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased significantly in the current period, compared to the prior period. Other expense in the prior period is primarily related to a $15,000 royalty adjustment.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

We reported net income for the six-month period ended June 30, 2023 of $5.4 million, or $0.06 per share, compared to net income for the six-month period ended June 30, 2022 of $4.5 million or $0.05 per share. The increase in net income of $0.8 million was primarily due to a $2.4 million increase in revenue, coupled with a $0.1 million increase in interest and other income, offset by an increase of $1.7 million in total operating expenses in the current period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	241,176	157,276	83,900	53%
Natural Gas (Mcf)	238,665	132,666	105,999	80%
NGL (Bbls)	30,034	13,483	16,551	123%
Total (Boe) (1)	310,988	192,870	118,118	61%

Crude Oil (Bbls per day)	1,332	869	463	53%
Natural Gas (Mcf per day)	1,319	733	586	80%
NGL (Bbls per day)	166	74	92	124%
Total (Boe per day) (1)	1,718	1,065	653	61%

Average Sale Price:
Crude Oil ($/Bbl)	$71.28	$96.14	$(24.86)	(26%)
Natural Gas ($/Mcf)	3.55	6.74	(3.19)	(47%)
NGL ($/Bbl)	34.44	46.20	(11.76)	(25%)

Net Operating Revenues (in thousands):
Crude Oil	$17,191	$15,120	$2,071	14%
Natural Gas	848	894	(46)	(5%)
NGL	1,035	623	412	66%
Total Revenues	$19,074	$16,637	$2,437	15%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the six-month period ended June 30, 2023 increased $2.4 million, or 15%, to $19.1 million, compared to $16.6 million for the same period a year ago, due primarily to a favorable volume variance of $6.9 million, offset by an unfavorable price variance of $4.5 million, due to the average sales prices for crude oil, natural gas and NGLs realized by the Company decreasing considerably from the six-month period ended June 30, 2023. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$2,371	$2,197	$174	8%
Workovers	940	1,412	(472)	(33%)
Gain on ARO Settlement	-	(6)	6	100%
Other*	1,964	1,555	409	26%
Total Lease Operating Expenses	$5,275	$5,158	$117	2%

Depreciation, Depletion,
Amortization and Accretion	$5,816	$4,114	$1,702	41%

General and Administrative (Cash)	$1,785	$1,788	$(3)	-%
Share-Based Compensation (Non-Cash)	1,035	1,100	(65)	(6%)
Total General and Administrative Expense	$2,820	$2,888	$(68)	(2%)

Interest Income	$184	$7	$177	2,529%
Other Income	$35	$65	$(30)	(46%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. Expense reduction measures to control costs have been implemented on our operated properties in our Permian Basin and D-J Basin Assets, such as operation and lift efficiency improvements, resulting in a reduction in direct operating expenses, offset by a corresponding increase in direct operating expenses from our participation in non-operated wells (noted above) when comparing the current period to the prior period. Other expenses have also increased due to production increases, offset by a corresponding decrease in workovers when comparing the current period to the prior period. Taken together, there was a $0.1 million increase in overall lease operating expenses when comparing periods.

Depreciation, Depletion, Amortization and Accretion. The $1.7 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). There was a nominal decrease in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased nominally due to the forfeiture of certain employee stock-based options due to certain voluntary employee terminations. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased significantly in the current period, compared to the prior period. Other income in the current period is primarily related to the sale of used pipe offset by a vendor dispute settlement while other income in the prior period is primarily related to an $80,000 vendor dispute settlement, offset by a $15,000 royalty adjustment.

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2023 were from $19.1 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion and operating costs, as well as leasehold acquisitions.

Working Capital

               At June 30, 2023, the Company’s total current assets of $19.0 million exceeded its total current liabilities of $4.1 million, resulting in a working capital surplus of $14.9 million, while at December 31, 2022, the Company’s total current assets of $32.1 million exceeded its total current liabilities of $17.0 million, resulting in a working capital surplus of $15.1 million. The $0.2 million decrease in our working capital surplus is primarily related to cash used to fund our current capital drilling budget and leasehold acquisitions (described above).

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

Cash Flows (in thousands)

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$8,374	$7,131
Net cash used in investing activities	(25,340)	(10,047)
Net cash provided by financing activities	-	50
Net decrease in cash and restricted cash	$(16,966)	$(2,866)

Net cash provided by operating activities. Net cash provided by operating activities increased by $1.2 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $0.8 million, coupled with a $1.7 million increase in depreciation, depletion and amortization (due to increased sales production), and a $1.3 million net decrease to our other components of working capital (predominantly from our additional oil and gas sales receivable) in the current period, related to our increased revenue and operational activity.

Net cash used in investing activities. Net cash used in investing activities increased by $15.3 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

Net cash provided by financing activities. In the prior period, we sold our common stock via our ATM Offering discussed directly above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$3,620	$3,210	$5,382	$4,549
Add (deduct)
Depreciation, depletion, amortization and accretion	3,235	2,228	5,816	4,114
EBITDA	6,855	5,438	11,198	8,663
Add (deduct)
Share-based compensation	517	537	1,035	1,100
Adjusted EBITDA	$7,372	$5,975	$12,233	$9,763

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

Recently Adopted and Recently Issued Accounting Pronouncements.

On January 1, 2023, we adopted ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the FASB. This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no material impact on the Company’s financial position, results of operations, cash flows or net income per share.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30, 2023, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2023, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

               None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Mr. Ivar Siem, a then member of the Board of Directors, passed away on July 18, 2023 following a prolonged battle with cancer. As a result of Mr. Siem’s passing, the Board reduced the size of the Board of Directors from four to three.

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

PEDEVCO Corp.

August 14, 2023	By:	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 14, 2023	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

