Form 10-Q/A
period 2023-06-30
PEDEVCO CORP
filed 2023-10-16
CIK 1141197

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

Explanatory Note

On October 13, 2023, management of PEDEVCO Corp. (the “Company”) concluded, and the Audit Committee of the Board of Directors concurred, that the Company’s previously-issued unaudited financial statements as of and for the three- and six- month periods ended June 30, 2023, which were included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Filing”), should no longer be relied upon and should be restated to correct the errors discussed below. The Company is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”), which sets forth the information in the Original Filing in its entirety, as adjusted for the effects of the restatement described below.

During the process of reviewing receivables recorded in the oil, natural gas liquids (NGL) and natural gas revenue accrual as of September 30, 2023, the Company identified a misstatement of approximately $2,046,000 attributable to errors in previous revenue accrual estimates and existing accrual amounts from new third-party operators not being adequately reversed or accurately accrued during the three-months ended June 30, 2023, resulting in an overstatement of the Company’s net production in 14 third-party operated wells (overstatement of 31,463 barrels of oil equivalent (BOE) production). Oil and gas sales, accounts receivable – oil and gas, marketing costs, severance taxes and depletion expense were misstated by approximately $2,362,000, $2,383,000, $137,000, $158,000, and $337,000, respectively, for the three and six months ended June 30, 2023. These corresponding misstatements were related to the revenue accrual misstatement noted above for the quarter ended June 30, 2023 and do not affect cash balances for the three- and six-month periods ended June 30, 2023. See also Note 1 – “Basis of Presentation and Restatement of Financial Statements—Restatement of Previously-Issued Unaudited Financial Statements” in the notes to the consolidated financial statements included in Part I, Item 1. Financial Statements, for a more detailed discussion of the restatements.

This Amendment is being filed to (i) restate the unaudited financial statements to correct the misstatements described above (and to reflect corresponding changes to the Risk Factors in Part II, Item 1A, and to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2), and (ii) amend Part 1, Item 4 (Controls and Procedures) to address the material weakness in internal control that caused the misstatements.

To reflect the restatement of items described above, this Amendment revises the following sections of the Original Filing:

•	Part I - Item 1. Financial Statements;
•	Part I - Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations;
•	Part I - Item 4. Controls and Procedures;
•	Part II - Item 1A. Risk Factors; and
•	Part II - Item 6. Exhibits

The misstatements giving rise to this Amendment resulted from a material weakness in internal control over financial reporting. As such, Item 4 of Part I has been amended to include our assessment of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended. This Amendment includes new certifications from the Company’s Chief Executive Officer and Chief Accounting Officer dated as of the date of the filing of this Amendment, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are filed with this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  This Amendment does not reflect events occurring after, nor does it modify or update any disclosures that may have been affected by events occurring subsequent to, the date of the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission after the date of the Original Filing.

2

PEDEVCO CORP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q/A (this “Report”) include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may,” and similar expressions or future or conditional verbs such as “should”, “would”, and “could” are generally forward-looking in nature and not historical facts. Forward-looking statements which are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs and cash flows, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets	As Restated
Current assets:
Cash	$12,464	$29,430
Accounts receivable – oil and gas	4,058	2,430
Prepaid expenses and other current assets	50	249
Total current assets	16,572	32,109

Oil and gas properties – successful efforts method:
Oil and gas properties, subject to amortization, net	82,349	79,372
Oil and gas properties, not subject to amortization, net	4,970	775
Total oil and gas properties, net	87,319	80,147

Operating lease – right-of-use asset	18	71
Other assets	3,819	3,783
Total assets	$107,728	$116,110

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,019	$1,556
Accrued expenses	1,322	13,835
Revenue payable	1,011	1,018
Operating lease liabilities – current	21	81
Asset retirement obligations – current	699	472
Total current liabilities	4,072	16,962

Long-term liabilities:
Asset retirement obligations, net of current portion	2,826	2,689
Total liabilities	6,898	19,651

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 87,040,267 and 85,790,267 shares issued and outstanding, respectively	87	86
Additional paid-in capital	224,148	223,114
Accumulated deficit	(123,405)	(126,741)
Total shareholders’ equity	100,830	96,459
Total liabilities and shareholders’ equity	$107,728	$116,110

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:	As Restated		As Restated
Oil and gas sales	$8,548	$9,547	$16,712	$16,637

Operating expenses:
Lease operating costs	2,830	2,802	5,296	5,158
Selling, general and administrative expense	1,332	1,296	2,820	2,888
Depreciation, depletion, amortization and accretion	2,898	2,228	5,479	4,114
Total operating expenses	7,060	6,326	13,595	12,160

Operating income	1,488	3,221	3,117	4,477

Other income (expense):
Interest income	86	4	184	7
Other income (expense)	-	(15)	35	65
Total other income (expense)	86	(11)	219	72

Net income	$1,574	$3,210	$3,336	$4,549

Income per common share:
Basic	$0.02	$0.04	$0.04	$0.05
Diluted	$0.02	$0.04	$0.04	$0.05

Weighted average number of common shares outstanding:
Basic	87,040,267	85,479,421	86,881,427	85,305,583
Diluted	87,040,267	85,479,421	86,881,427	85,305,583

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2023	2022
	As Restated
Cash Flows From Operating Activities:
Net income	$3,336	$4,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	5,479	4,114
Amortization of right-of-use asset	53	50
Share-based compensation expense	1,035	1,100
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(1,628)	(3,002)
Prepaid expenses and other current assets	199	289
Accounts payable	(386)	(138)
Accrued expenses	293	73
Revenue payable	(7)	96
Net cash provided by operating activities	8,374	7,131

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(25,295)	(10,047)
Cash paid for vehicle	(45)	-
Net cash used in investing activities	(25,340)	(10,047)

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	-	50
Net cash provided by financing activities	-	50

Net decrease in cash and restricted cash	(16,966)	(2,866)
Cash and restricted cash at beginning of period	32,977	29,227
Cash and restricted cash at end of period	$16,011	$26,361

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$13,017	$1,604
Changes in estimates of asset retirement costs, net	$31	$80
Issuance of restricted common stock	$1	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459
Issuance of restricted common stock	1,250,000	1	(1)	-	-
Share-based compensation	-	-	518	-	518
Net income	-	-	-	1,762	1,762
Balances at March 31, 2023	87,040,267	87	223,631	(124,979)	98,739
Share-based compensation	-	-	517	-	517
Net income (As Restated)	-	-	-	1,574	1,574
Balances at June 30, 2023 (As Restated)	87,040,267	$87	$224,148	$(123,405)	$100,830

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2021	84,236,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Share-based compensation	-	-	563	-	563
Net income	-	-	-	1,339	1,339
Balances at March 31, 2022	85,436,146	85	221,546	(128,246)	93,385
Sale of common stock to non-affiliate	87,121	-	50	-	50
Share-based compensation	-	-	537	-	537
Net income	-	-	-	3,210	3,210
Balances at June 30, 2022	85,550,267	$85	$222,133	$(125,036)	$97,182

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND RESTATEMENT OF FINANCIAL STATEMENTS

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

Restatement of Previously-Issued Unaudited Financial Statements

The Company has restated its unaudited financial statements, which were included in the Company’s June 30, 2023 Form 10-Q that was previously filed with the SEC on August 14, 2023, to correct an error in its oil and gas revenue accrual, which impacted accounts receivable – oil and gas and oil and gas sales as well as depletion expense to oil and gas properties. This error was identified during the process of collecting production data recorded in the oil, NGL and natural gas sales receivable balance as of September 30, 2023.

The following tables illustrate the effect of the error correction on all affected line items of the Company’s previously-issued Balance Sheet as of June 30, 2023; Statements of Operations for the three and six months ended June 30, 2023; Statement of Cash Flows for the six months ended June 30, 2023; and Statements of Stockholders' Equity for the three months ended June 30, 2023.

Balance Sheet

(in thousands)	June 30, 2023
	As Reported	Adjustments	Revised
Accounts receivable – oil and gas	6,441	(2,383)	4,508
Total current assets	18,955	(2,383)	16,572

Oil and gas properties, subject to amortization, net	82,012	337	82,349
Total oil and gas properties, net	86,982	337	87,319
Total assets	$109,774	$(2,046)	$107,728

Accumulated deficit	(121,359)	(2,046)	(123,405)
Total shareholders’ equity	102,876	(2,046)	100,830

Total liabilities and shareholders’ equity	$109,774	$(2,046)	$107,728

Statements of Operations

(in thousands)	Three Months Ended June 30,2023
	As Reported	Adjustments	Revised
Oil and gas sales	$10,910	$(2,362)	$8,548

Lease operating costs	2,809	21	2,830
Depreciation, depletion, amortization and accretion	3,235	(337)	2,898
Total operating expenses	7,376	(316)	7,060

Net income	$3,620	$(2,046)	$1,574

Earnings per common share:
Basic	$0.04	$(0.02)	$0.02
Diluted	$0.04	$(0.02)	$0.02

(in thousands)	Six Months Ended June 30, 2023
	As Reported	Adjustments	Revised
Oil and gas sales	$19,074	$(2,362)	$16,712

Lease operating costs	5,275	21	5,296
Depreciation, depletion, amortization and accretion	5,816	(337)	5,479
Total operating expenses	13,911	(316)	13,595

Net income	$5,382	$(2,046)	$3,336

Earnings per common share:
Basic	$0.06	$(0.02)	$0.04
Diluted	$0.06	$(0.02)	$0.04

Statement of Cash Flows

(in thousands)	Six Months Ended June 30, 2023
	As Reported	Adjustments	As Restated
Cash Flows From Operating Activities:
Net income	$5,382	$(2,046)	$3,336
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	5,816	(337)	5,479
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(4,011)	2,383	(1,628)

Statements of Stockholders’ Equity

(in thousands)	Retained Earnings
	As Reported	Adjustments	As Restated
Net income	3,620	(2,046)	1,574
Balances at June 30, 2023	(121,359)	(2,046)	(123,405)

	Total Stockholder Equity
	As Reported	Adjustments	As Restated
Net income	3,620	(2,046)	1,574
Balances at June 30, 2023	102,876	(2,046)	100,830

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	As Restated		As Restated
Oil sales	$7,812	$8,725	$15,271	$15,120
Natural gas sales	265	473	769	894
Natural gas liquids sales	471	349	672	623
Total revenue from customers	$8,548	$9,547	$16,712	$16,637

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2023.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Cash	$12,464	$29,430
Restricted cash included in other assets	3,547	3,547
Total cash and restricted cash	$16,011	$32,977

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Disposals	Transfers	Balance at June 30, 2023
Oil and gas properties, subject to amortization	$176,253	$8,083	$-	$-	$184,336
Oil and gas properties, not subject to amortization	775	4,195	-	-	4,970
Asset retirement costs	1,407	31	-	-	1,438
Accumulated depreciation, depletion and impairment (As Restated)	(98,288)	(5,137)	-	-	(103,425)
Total oil and gas assets (As Restated)	$80,147	$7,172	$-	$-	$87,319

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

The depletion recorded for production on proved properties for the three and six months ended June 30, 2023 and 2022, amounted to $2,690,000, compared to $2,127,000, and $5,137,000, compared to $3,872,000, respectively.

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:	As Restated		As Restated
Net income	$1,574	$3,210	$3,336	$4,549

Denominator:
Weighted average common shares – basic	87,040,267	85,479,421	86,881,427	85,305,583

Dilutive effect of common stock equivalents:
Options	-	-	-	-

Denominator:
Weighted average common shares – diluted	87,040,267	85,479,421	86,881,427	85,305,583

Earnings per share – basic	$0.02	$0.04	$0.04	$0.05
Earnings per share – diluted	$0.02	$0.04	$0.04	$0.05

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge at our website (www.pedevco.com) under “Investors” – “SEC Filings”, when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company periodically provides other information for investors on its corporate website, www.pedevco.com. This includes press releases and other information about financial performance, information on corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-Q/A is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and six-month periods ended June 30, 2023 and 2022, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

We reported net income for the three-month period ended June 30, 2023 of $1.6 million, or $0.02 per share, compared to net income for the three-month period ended June 30, 2022 of $3.2 million or $0.04 per share. The decrease in net income of $1.6 million, when comparing the current period to the prior year’s period, was primarily due to a $1.0 million decrease in net revenues coupled with a $0.7 million increase in total operating expenses and offset by a $0.1 million gain in interest income (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
	As Restated
Sale Volumes:
Crude Oil (Bbls)	112,405	79,439	32,966	41%
Natural Gas (Mcf)	121,026	67,429	53,597	79%
NGL (Bbls)	18,439	7,978	10,461	131%
Total (Boe) (1)	151,015	98,655	52,360	53%

Crude Oil (Bbls per day)	1,235	873	362	41%
Natural Gas (Mcf per day)	1,330	741	589	79%
NGL (Bbls per day)	203	88	115	131%
Total (Boe per day) (1)	1,660	1,085	575	53%

Average Sale Price:
Crude Oil ($/Bbl)	$69.49	$109.82	$(40.33)	(37%)
Natural Gas ($/Mcf)	2.19	7.01	(4.82)	(69%)
NGL ($/Bbl)	25.55	43.78	(18.23)	(42%)

Net Operating Revenues (in thousands):
Crude Oil	$7,812	$8,725	$(913)	(10%)
Natural Gas	265	473	(208)	(44%)
NGL	471	349	122	35%
Total Revenues	$8,548	$9,547	$(999)	(10%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended June 30, 2023, decreased $1.0 million, or 10%, to $8.6 million, compared to $9.5 million for the same period a year ago, due to a favorable volume variance of $2.7 million, offset by an unfavorable price variance of $3.7 million, due to the average sales prices for crude oil, natural gas and NGLs realized by the Company decreasing considerably from the three-month period ended June 30, 2022. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
	As Restated
Direct Lease Operating Expenses	$1,224	$1,164	$60	5%
Workovers	366	743	(377)	(51%)
Gain on ARO Settlement	-	(6)	(6)	(100%)
Other*	1,240	901	339	38%
Total Lease Operating Expenses	$2,830	$2,802	$28	1%

Depreciation, Depletion,
Amortization and Accretion	$2,898	$2,228	$670	30%

General and Administrative (Cash)	$815	$759	$56	7%
Share-Based Compensation (Non-Cash)	517	537	(20)	(4%)
Total General and Administrative Expense	$1,332	$1,296	$36	3%

Interest Income	$86	$4	$82	2,050%
Other Expense	$-	$(15)	$15	100%

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

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

We reported net income for the six-month period ended June 30, 2023 of $3.3 million, or $0.04 per share, compared to net income for the six-month period ended June 30, 2022 of $4.5 million or $0.05 per share. The decrease in net income of $1.2 million was primarily due to a $0.1 million increase in revenue, coupled with a $0.1 million increase in interest and other income, offset by an increase of $1.4 million in total operating expenses in the current period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
	As Restated
Sale Volumes:
Crude Oil (Bbls)	215,732	157,276	58,456	37%
Natural Gas (Mcf)	208,684	132,666	76,018	57%
NGL (Bbls)	29,014	13,483	15,531	115%
Total (Boe) (1)	279,527	192,870	86,657	45%

Crude Oil (Bbls per day)	1,192	869	323	37%
Natural Gas (Mcf per day)	1,153	733	420	57%
NGL (Bbls per day)	160	74	86	116
Total (Boe per day) (1)	1,544	1,065	479	45%

Average Sale Price:
Crude Oil ($/Bbl)	$70.79	$96.14	$(25.35)	(26%)
Natural Gas ($/Mcf)	3.68	6.74	(3.06)	(45%)
NGL ($/Bbl)	23.14	46.20	(23.06)	(50%)

Net Operating Revenues (in thousands):
Crude Oil	$15,271	$15,120	$151	1%
Natural Gas	769	894	(125)	(14%)
NGL	672	623	49	8%
Total Revenues	$16,712	$16,637	$75	-%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the six-month period ended June 30, 2023 nominally increased $0.1 million, or less than 1%, to $16.7 million, compared to $16.6 million for the same period a year ago, due primarily to a favorable volume variance of $4.8 million, offset by an unfavorable price variance of $4.7 million, due to the average sales prices for crude oil, natural gas and NGLs realized by the Company decreasing considerably from the six-month period ended June 30, 2023. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	As Restated		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$2,371	$2,197	$174	8%
Workovers	940	1,412	(472)	(33%)
Gain on ARO Settlement	-	(6)	6	100%
Other*	1,985	1,555	430	28%
Total Lease Operating Expenses	$5,296	$5,158	$138	3%

Depreciation, Depletion,
Amortization and Accretion	$5,479	$4,114	$1,365	33%

General and Administrative (Cash)	$1,785	$1,788	$(3)	-%
Share-Based Compensation (Non-Cash)	1,035	1,100	(65)	(6%)
Total General and Administrative Expense	$2,820	$2,888	$(68)	(2%)

Interest Income	$184	$7	$177	2,529%
Other Income	$35	$65	$(30)	(46%)

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

Depreciation, Depletion, Amortization and Accretion. The $1.4 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

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

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2023 were from $16.7 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion and operating costs, as well as leasehold acquisitions.

Working Capital

               At June 30, 2023, the Company’s total current assets of $16.6 million exceeded its total current liabilities of $4.1 million, resulting in a working capital surplus of $12.5 million, while at December 31, 2022, the Company’s total current assets of $32.1 million exceeded its total current liabilities of $17.0 million, resulting in a working capital surplus of $15.1 million. The $2.6 million decrease in our working capital surplus is primarily related to cash used to fund our current capital drilling budget and leasehold acquisitions (described above).

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

 Net cash provided by operating activities. Net cash provided by operating activities increased by $1.2 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net income of $1.2 million, offset by a $1.4 million increase in depreciation, depletion and amortization (due to increased sales production), and a $1.0 million net increase to our other components of working capital (predominantly from our lower oil and gas sales receivable) in the current period, related to our increased revenue and operational activity.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	As Restated		As Restated
Net income	$1,574	$3,210	$3,336	$4,549
Add (deduct)
Depreciation, depletion, amortization and accretion	2,898	2,228	5,479	4,114
EBITDA	4,472	5,438	8,815	8,663
Add (deduct)
Share-based compensation	517	537	1,035	1,100
Adjusted EBITDA	$4,989	$5,975	$9,850	$9,763

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30, 2023, that our disclosure controls and procedures were not designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, for the reasons discussed below.

Changes in Internal Control over Financial Reporting

The Company has determined that a material weakness in internal control over financial reporting existed during the three months ended June 30, 2023 that materially affected the Company’s internal control over financial reporting.  The Company is accessing potential remedial actions relating to the Company’s internal controls, as well as additional procedures and process improvements, relating to the oil, NGL and natural gas revenue accrual process, and plans to implement such remedial actions.

Material Weakness in Internal Control Over Financial Reporting

In the course of the Company’s evaluation of the material misstatements contained in the Original Filing, management determined that the Company’s internal controls had not been effectively designed to ensure the accuracy of the accounts receivable – oil and gas and of oil and gas sales recorded for the three and six months ended June 30, 2023. Specifically, the Company determined that it did not have adequate controls for ensuring that existing accruals were accurately recorded and/or properly relieved in corresponding periods for 14 new third-party wells which led to the misstatement of oil, NGL and natural gas sales for the three and six months ended June 30, 2023.

In light of the misstatements described above, the Company has reassessed its conclusions regarding its disclosure controls and procedures as of June 30, 2023. As a result, the Company has determined that a material weakness in internal control over financial reporting existed as of June 30, 2023, and consequently that the Company’s disclosure controls and procedures as of June 30, 2023, were not effective. The Company’s previous evaluation of its disclosure controls and procedures as of June 30, 2023, should no longer be relied upon. Based on the Company’s revised assessment, the Company’s overall controls over financial reporting were determined to be not effective as of June 30, 2023.

To address the material weakness described above, the Company has already developed a plan to implement new controls and procedures designed to address the identified material weakness. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 29, 2023 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, except as disclosed below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Management has identified a material weakness in internal controls over financial reporting and has already developed a plan to implement new controls and procedures designed to address the identified material weakness. While management believes these new controls and procedures will remediate the material weaknesses in a future period, there is the potential that the Company's already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.  Failure to remediate this material weakness or to develop, implement and maintain effective internal controls in future periods could impact the Company’s ability to report accurately and on a timely basis our financial condition and results of operations.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures is necessary for us to produce reliable financial statements. Management has identified a material weakness in the Company’s internal controls over the accuracy of the Company’s oil, NGL and natural gas sales revenue accrual process. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Specifically, the Company determined that it did not have adequate controls for ensuring that existing accruals were accurately recorded and/or properly relieved in corresponding periods for 14 new third-party wells which led to the misstatement of oil, NGL and natural gas sales for the three and six months ended June 30, 2023. As a result of the material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

Management has already developed a plan to implement new controls and procedures designed to address the identified material weakness. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company's already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

Any failure to effect or maintain new or improved controls, or any difficulties encountered in the implementation thereof, could result in additional material weaknesses or material misstatements in the Company’s financial statements. These misstatements could necessitate restatements of the Company’s financial statements in the future, cause us to fail to meet its reporting obligations, cause investors to lose confidence in or their ability to rely on the Company’s reported financial information, harm the Company’s ability to obtain financing, increase the costs associated with future financing transactions and/or increase remediation costs relating to any such misstatements and any weaknesses underlying the same. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

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

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q/A, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

October 13, 2023	By:	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

October 13, 2023	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

