Form 10-Q
period 2023-09-30
PEDEVCO CORP
filed 2023-11-09
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE A22CT OF 1934

For the quarterly period ended: September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 8, 2023, there were 87,250,267 shares of the Registrant’s common stock outstanding.

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

Forward-looking statements may include statements about:

●	our business strategy;
●	our reserves;
●	our technology;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	the availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
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
●

political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022 and the current war in Israel, which conflicts are ongoing;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets:
Cash	$13,200	$29,430
Accounts receivable – oil and gas	5,615	2,430
Prepaid expenses and other current assets	342	249
Total current assets	19,157	32,109

Oil and gas properties – successful efforts method:
Oil and gas properties, subject to amortization, net	81,606	79,372
Oil and gas properties, not subject to amortization, net	5,980	775
Total oil and gas properties, net	87,586	80,147

Operating lease – right-of-use asset	337	71
Other assets	3,803	3,783
Total assets	$110,883	$116,110

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,054	$1,556
Accrued expenses	2,354	13,835
Revenue payable	956	1,018
Operating lease liabilities – current	87	81
Asset retirement obligations – current	896	472
Total current liabilities	5,347	16,962

Long-term liabilities:
Operating lease liabilities, net of current portion	250	-
Asset retirement obligations, net of current portion	2,996	2,689
Total liabilities	8,593	19,651

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 87,250,267 and 85,790,267 shares issued and outstanding, respectively	87	86
Additional paid-in capital	224,659	223,114
Accumulated deficit	(122,456)	(126,741)
Total shareholders’ equity	102,290	96,459
Total liabilities and shareholders’ equity	$110,883	$116,110

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2023	2022	2023	2022
Oil and gas sales	$7,330	$7,472	$24,042	$24,109

Operating expenses:
Lease operating costs	2,245	2,918	7,540	8,076
Selling, general and administrative expense	1,297	1,220	4,118	4,108
Depreciation, depletion, amortization and accretion	2,932	2,313	8,411	6,427
Total operating expenses	6,474	6,451	20,069	18,611

Operating income	856	1,021	3,973	5,498

Other income:
Interest income	88	33	272	40
Other income	5	25	40	90
Total other income	93	58	312	130

Net income	$949	$1,079	$4,285	$5,628

Income per common share:
Basic	$0.01	$0.01	$0.05	$0.07
Diluted	$0.01	$0.01	$0.05	$0.07

Weighted average number of common shares outstanding:
Basic	87,108,745	85,644,180	86,958,033	85,419,689
Diluted	87,108,745	85,644,180	86,958,033	85,419,689

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$4,285	$5,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	8,411	6,427
Amortization of right-of-use asset	86	75
Share-based compensation expense	1,546	1,572
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(3,185)	(899)
Prepaid expenses and other current assets	(93)	10
Accounts payable	(232)	(243)
Accrued expenses	669	366
Revenue payable	(62)	58
Net cash provided by operating activities	11,425	12,994

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(27,985)	(11,413)
Cash received from the sale of oil and gas property	366	-
Cash received from security deposit reimbursement	9	-
Cash paid for vehicle	(45)	-
Net cash used in investing activities	(27,655)	(11,413)

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	-	50
Net cash provided by financing activities	-	50

Net (decrease) increase in cash and restricted cash	(16,230)	1,631
Cash and restricted cash at beginning of period	32,977	29,227
Cash and restricted cash at end of period	$16,747	$30,858

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$12,558	$1,791
Changes in estimates of asset retirement costs, net	$131	$158
Issuance of restricted common stock	$1	$2

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459
Issuance of restricted common stock	1,250,000	1	(1)	-	-
Share-based compensation	-	-	518	-	518
Net income	-	-	-	1,762	1,762
Balances at March 31, 2023	87,040,267	87	223,631	(124,979)	98,739
Share-based compensation	-	-	517	-	517
Net income	-	-	-	1,574	1,574
Balances at June 30, 2023	87,040,267	87	224,148	(123,405)	100,830
Issuance of restricted common stock	210,000	-	-	-	-
Share-based compensation	-	-	511	-	511
Net income	-	-	-	949
Balances at September 30, 2023	87,250,267	$87	$224,659	$(122,456)	$102,290

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2021	84,263,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,200,000	1	(1)	-	-
Share-based compensation	-	-	563	-	563
Net income	-	-	-	1,339	1,339
Balances at March 31, 2022	85,463,146	85	221,546	(128,246)	93,385
Sale of common stock to non-affiliate	87,121	-	50	-	50
Share-based compensation	-	-	537	-	537
Net income	-	-	-	3,210	3,210
Balances at June 30, 2022	85,550,267	85	222,133	(125,036)	97,182
Issuance of restricted common stock	240,000	1	(1)	-	-
Share-based compensation	-	-	472	-	472
Net income	-	-	-	1,079	1,079
Balances at September 30, 2022	85,790,267	$86	$222,604	$(123,957)	$98,733

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesburg Basin (“D-J Basin”) in Colorado and Wyoming.  The Company holds its Permian Basin leasehold acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and operates its Permian Basin Asset through its wholly-owned operating subsidiaries EOR Operating Company and Ridgeway Arizona Oil Corp.  The Company holds its D-J Basin leasehold acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through its wholly-owned subsidiary PRH Holdings LLC, which asset the Company refers to as its “D-J Basin Asset,” and operates its D-J Basin Asset through its wholly-owned operating subsidiary Red Hawk Petroleum, LLC (“Red Hawk”).

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil sales	$6,705	$6,978	$21,977	$22,098
Natural gas sales	330	398	1,099	1,292
Natural gas liquids sales	295	96	966	719
Total revenue from customers	$7,330	$7,472	$24,042	$24,109

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2023.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Cash	$13,200	$29,430
Restricted cash included in other assets	3,547	3,547
Total cash and restricted cash	$16,747	$32,977

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Disposals	Transfers	Balance at September 30, 2023
Oil and gas properties, subject to amortization	$176,253	$10,221	$(366)	$-	$186,108
Oil and gas properties, not subject to amortization	775	5,206	-	-	5,981
Asset retirement costs	1,407	131	-	-	1,538
Accumulated depreciation, depletion and impairment	(98,288)	(7,753)	-	-	(106,041)
Total oil and gas assets	$80,147	$7,805	$(366)	$-	$87,586

For the nine-month period ended September 30, 2023, the Company incurred $9,985,000 of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in eight new non-operated wells in the D-J Basin Asset in which the Company participated, together with costs related to certain workovers for lift conversions and cleanouts in the Company’s Permian Basin Asset.

The Company also acquired approximately 282 net mineral acres, and 6,305 net lease acres, in and around its existing footprint in the D-J Basin through multiple transactions with total acquisition and due diligence costs of $493,000 for the net mineral acres and $4,946,000 for the net lease acres.

On September 12, 2023, the Company and Evolution Petroleum Corporation (“Evolution”) entered into a Participation Agreement for the joint development of approximately 16,000 gross leasehold acres divided into twelve “Development Blocks” within the Company’s Permian Basin Asset, in which the parties may jointly develop by drilling and completion of up to nine horizontal San Andres wells in each Development Block. The Company received net proceeds of $366,000 and will serve as the operator. Evolution acquired a 50% working interest share in existing leases, covering the initial two Development Blocks (which equals Evolution’s share of the acreage portion for nine drilling locations therein), and upon completion of the wells in each Development Block, Evolution will have the right, but not the obligation, to acquire a 50% working interest share in the next Development Block in exchange for the payment of $450 per net acre of existing leases held by the Company in such block, and participate on a 50% working interest share basis in the drilling and completion of up to nine horizontal San Andres wells in such Development Block.

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2023 and 2022, amounted to $2,616,000, compared to $2,084,000, and $7,753,000, compared to $5,956,000, respectively.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Nine Months Ended September 30, 2023
Balance at the beginning of the period (1)	$3,161
Accretion expense	642
Liabilities settled	(42)
Changes in estimates, net	131
Balance at end of period (2)	$3,892

(1)	Includes $472,000 of current asset retirement obligations at December 31, 2022.

(2)	Includes $896,000 of current asset retirement obligations at September 30, 2023.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating sublease for office space that requires ASC Topic 842 treatment, discussed below.

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  However, the Company currently maintains no debt, and in order to apply an appropriate discount rate, the Company used a borrowing rate obtained from a financial institution at which it maintains banking accounts.

The Company had a lease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expired on August 31, 2023 and had a base monthly rent of approximately $10,000.  In December 2022, the Company entered into a new lease agreement for its existing office space that commenced on September 1, 2023, which expires on February 28, 2027. The base monthly rent will be approximately $9,200 for the first 18 months and increase to approximately $9,500 thereafter. The Company paid both a security deposit and prepaid rent for $14,700, respectively.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Nine Months Ended
September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities	$77

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 30, 2023
Operating lease – right-of-use asset	$337

Operating lease liabilities - current	$87
Operating lease liabilities - long-term	250
Total lease liability	$337

The weighted-average remaining lease term for the Company’s operating lease is 3.4 years as of September 30, 2023, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2023	$28
2024	110
2025	112
2026	115
Thereafter	19
Total lease payments	384
Less imputed interest	(47)
Total lease liability	$337

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, no net acres expire during the remainder of 2023, and no significant net acres expire within the next two-year period (net to our direct ownership interest only). In the Permian Basin Asset, 32 acres are due to expire during the remainder of 2023 and 40 net acres expire thereafter (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2023, the Company granted an aggregate of 1,460,000 restricted stock awards to various employees and board members of the Company (see Note 10 below).

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

On August 31, 2023, an aggregate of 210,000 restricted stock awards were granted to two board members under the Company’s 2021 Equity Incentive Plan. The grant of the 210,000 shares of restricted common stock vest as follows: 100% of 125,000 shares and 100% of 85,000 shares vesting on July 12, 2024 and September 27, 2024, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $200,000, based on the market price on the grant date.

Stock-based compensation expense recorded related to the vesting of restricted stock for the nine months ended September 30, 2023, was $1,229,000. The remaining unamortized stock-based compensation expense at September 30, 2023 related to restricted stock was $1,211,000.

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

During the nine months ended September 30, 2023, the Company recognized stock option expense of $317,000. The remaining amount of unamortized stock options expense at September 30, 2023 was $316,000.

The intrinsic value of outstanding and exercisable options at September 30, 2023 was $-0-.

Option activity during the nine months ended September 30, 2023 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2022	1,407,667	$1.51	2.7
Granted	540,000	$1.09
Expired/Canceled	(241,666)	$2.14
Outstanding at September 30, 2023	1,706,001	$1.29	3.0
Exercisable at September 30, 2023	739,334	$1.46	1.9

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net income	$949	$1,079	$4,285	$5,628

Denominator:
Weighted average common shares – basic	87,108,745	85,644,180	86,958,033	85,419,689

Dilutive effect of common stock equivalents:
Options	-	-	-	-

Denominator:
Weighted average common shares – diluted	87,108,745	85,644,180	86,958,033	85,419,689

Earnings per share – basic	$0.01	$0.01	$0.05	$0.07
Earnings per share – diluted	$0.01	$0.01	$0.05	$0.07

For the three and nine months ended September 30, 2023 and 2022, share equivalents related to options to purchase 1,706,001, compared to 1,456,000, and 1,706,001 compared to 1,456,000, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 12 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2023 and 2022 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended September 30, 2023 and 2022, respectively.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2023, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and nine-month periods ended September 30, 2023, and 2022, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesburg Basin in Colorado and Wyoming.  As of September 30, 2023, we held approximately 31,245 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through PEDCO and approximately 22,188 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned operating subsidiary, Red Hawk, which D-J Basin leases were assigned to our wholly-owned subsidiary, PRH Holdings LLC, in early August 2023. As of September 30, 2023, we held interests in 379 gross (375 net) wells in our Permian Basin Asset of which 44 are active producers, 16 are active injectors and two are active Saltwater Disposal Wells (“SWDs”), all of which are held by PEDCO and operated by its wholly-owned operating subsidiaries, and interests in 97 gross (24.6 net) wells in our D-J Basin Asset, of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 62 gross (8.4 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our net capital expenditures for 2023 are estimated at the time of this Quarterly Report to range between $28.5 million to $30.5 million (of which we have incurred approximately $15.4 million in expenses through September 30, 2023). This estimate includes a range of $13 million to $17 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $5.5 million in expenses through September 30, 2023), approximately $5.0 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, facilities, remediation and other miscellaneous capital expenses (of which we have incurred $4.4 million in expenses through September 30, 2023), and approximately $5.0 million for leasehold acquisitions and mineral acquisitions (of which we have incurred approximately $5.0 million for leasehold acquisitions and $0.5 million for mineral acquisitions through September 30, 2023). We have received AFE’s for two non-operated projects in the D-J Basin consisting of 13 total wells that are scheduled to be drilled in 2023 with a total estimated cost of approximately $10.0 million net to the Company. We are not certain if we will be billed for these projects in 2023, or if they will be completed in 2023. However, both projects are included in our $28.5 million to $30.5 million capital expenditure projections as estimated drilling and completion costs in 2023. We also plan to spend approximately $5.0 million net to the Company on drilling and completion costs on three new horizontal San Andres wells on our Permian Basin Asset that we began drilling in October 2023 in which we have a 50% working interest and serve as the operator. We also paid approximately $12.5 million in accrued capital expenditures for amounts related to our 2022 capital budget in 2023, which are not included in our net capital expenditures projections for 2023. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and nine-month periods ended September 30, 2023 and 2022, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

We reported net income for the three-month period ended September 30, 2023 of $0.95 million, or $0.01 per share, compared to net income for the three-month period ended September 30, 2022 of $1.1 million or $0.01 per share. The decrease in net income of $0.13 million, when comparing the current period to the prior year’s period, was primarily due to a $0.1 million decrease in net revenues coupled with minimal changes to total operating expenses and other income (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	88,755	76,644	12,111	16%
Natural Gas (Mcf)	144,495	51,564	92,931	180%
NGL (Bbls)	13,724	3,140	10,584	337%
Total (Boe) (1)	126,562	88,378	38,184	43%

Crude Oil (Bbls per day)	965	833	132	16%
Natural Gas (Mcf per day)	1,571	560	1,011	181%
NGL (Bbls per day)	149	34	115	338%
Total (Boe per day) (1)	1,376	960	416	43%

Average Sale Price:
Crude Oil ($/Bbl)	$75.54	$91.04	$(15.50)	(17%)
Natural Gas ($/Mcf)	2.29	7.72	(5.43)	(70%)
NGL ($/Bbl)	21.46	30.57	(9.11)	(30%)

Net Operating Revenues (in thousands):
Crude Oil	$6,705	$6,978	$(273)	(4%)
Natural Gas	330	398	(68)	(17%)
NGL	295	96	199	207%
Total Revenues	$7,330	$7,472	$(142)	(2%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended September 30, 2023, decreased $0.1 million, or 2%, to $7.33 million, compared to $7.47 million for the same period a year ago, due to a favorable volume variance of $1.4 million, offset by an unfavorable price variance of $1.5 million, due to the average sales prices for crude oil, natural gas and NGLs realized by the Company decreasing considerably from the three-month period ended September 30, 2022. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,106	$1,250	$(144)	(12%)
Workovers	373	886	(513)	(58)
Gain on ARO Settlement	(11)	-	11	100%
Other*	777	782	(5)	(1%)
Total Lease Operating Expenses	$2,245	$2,918	$(673)	(23%)

Depreciation, Depletion,
Amortization and Accretion	$2,932	$2,313	$619	27%

General and Administrative (Cash)	$786	$748	$38	5%
Share-Based Compensation (Non-Cash)	511	472	39	8%
Total General and Administrative Expense	$1,297	$1,220	$77	6%

Interest Income	$88	$33	$55	167%
Other Income	$5	$25	$(20)	(80%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. Expense reduction measures to control costs have been implemented on our operated properties in our Permian Basin and D-J Basin Assets, such as operation and lift efficiency improvements, resulting in a reduction in direct operating expenses, offset by a corresponding increase in direct operating expenses from our participation in non-operated wells (noted above) when comparing the current period to the prior period. Other expenses have also increased due to production increases, offset by a corresponding decrease in workovers when comparing the current period to the prior period. Taken together, there was a $0.7 million decrease in overall lease operating expenses when comparing the prior period.

Depreciation, Depletion, Amortization and Accretion. The $0.6 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). There was 5% increase in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased 8% due to the issuance of restricted shares of common stock to board members during the current period. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased significantly in the current period, compared to the prior period. Other income in the prior period is primarily related to a $24,000 non-refundable two-year rent payment made in September 2022 to the Company for office space leased by SK Energy, LLC (“SK Energy”), which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, coupled with a $9,000 sale of old equipment.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

We reported net income for the nine-month period ended September 30, 2023 of $4.3 million, or $0.05 per share, compared to net income for the nine-month period ended September 30, 2022 of $5.6 million or $0.07 per share. The decrease in net income of $1.3 million was primarily due to a nominal decrease in revenue, coupled with an increase of $1.5 million in total operating expenses in the current period, offset by a $0.2 million increase in interest and other income (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	304,487	233,851	70,636	30%
Natural Gas (Mcf)	353,179	194,280	158,899	82%
NGL (Bbls)	42,737	17,455	25,282	145%
Total (Boe) (1)	406,087	283,686	122,401	43%

Crude Oil (Bbls per day)	1,115	857	258	30%
Natural Gas (Mcf per day)	1,294	712	582	82%
NGL (Bbls per day)	157	64	93	145%
Total (Boe per day) (1)	1,488	1,040	448	43%

Average Sale Price:
Crude Oil ($/Bbl)	$72.18	$94.49	$(22.31)	(24%)
Natural Gas ($/Mcf)	3.11	6.65	(3.54)	(53%)
NGL ($/Bbl)	22.60	41.19	(18.59)	(45%)

Net Operating Revenues (in thousands):
Crude Oil	$21,977	$22,098	$(121)	(1%)
Natural Gas	1,099	1,292	(193)	(15%)
NGL	966	719	247	34%
Total Revenues	$24,042	$24,109	$(67)	-%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the nine-month period ended September 30, 2023 decreased nominally compared to the same period a year ago.  Although production increased resulting in a favorable volume variance of $6.2 million, the average sales prices for crude oil, natural gas and NGLs realized by the Company decreased considerably from the nine-month period ended September 30, 2022, resulting in an unfavorable price variance of $6.2 million. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$3,476	$3,446	$30	1%
Workovers	1,313	2,299	(986)	(43%)
Gain on ARO Settlement	(11)	(6)	5	83%
Other*	2,762	2,337	425	18%
Total Lease Operating Expenses	$7,540	$8,076	$(536)	(7%)

Depreciation, Depletion,
Amortization and Accretion	$8,411	$6,427	$1,984	31%

General and Administrative (Cash)	$2,572	$2,536	$36	1%
Share-Based Compensation (Non-Cash)	1,546	1,572	(26)	(2%)
Total General and Administrative Expense	$4,118	$4,108	$10	-%

Interest Income	$272	$40	$232	580%
Other Income	$40	$90	$(50)	(56%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. Expense reduction measures to control costs have been implemented on our operated properties in our Permian Basin and D-J Basin Assets, such as operation and lift efficiency improvements, resulting in a reduction in direct operating expenses, offset by a corresponding increase in direct operating expenses from our participation in non-operated wells (noted above) when comparing the current period to the prior period. Other expenses have also increased due to production increases, offset by a corresponding decrease in workovers when comparing the current period to the prior period. Taken together, there was a $0.5 million decrease in overall lease operating expenses when comparing periods.

Depreciation, Depletion, Amortization and Accretion. The $2.0 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation).There was a nominal decrease in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

Share-Based Compensation.Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased nominally due to the forfeiture of certain employee stock-based options due to certain voluntary employee terminations in the prior period, offset by the issuance of restricted shares of common stock to board members in the current period. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased significantly in the current period, compared to the prior period. Other income in the current period is primarily related to the sale of used pipe while other income in the prior period is primarily related to an $80,000 vendor dispute settlement, coupled with a $24,000 non-refundable two-year rent payment made in September 2022, to the Company for office space leased by SK Energy, which is 100% owned and controlled by Simon Kukes, our Chief Executive Officer and director, offset by a $15,000 royalty adjustment.

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine-month period ended September 30, 2023 were from $24.0 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion and operating costs, as well as leasehold acquisitions.

Working Capital

At September 30, 2023, the Company’s total current assets of $19.2 million exceeded its total current liabilities of $5.3 million, resulting in a working capital surplus of $13.9 million, while at December 31, 2022, the Company’s total current assets of $32.1 million exceeded its total current liabilities of $17.0 million, resulting in a working capital surplus of $15.1 million. The $1.2 million decrease in our working capital surplus is primarily related to cash used to fund our current capital drilling budget and leasehold acquisitions (described above).

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

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$11,425	$12,994
Net cash used in investing activities	(27,655)	(11,413)
Net cash provided by financing activities	-	50
Net (decrease) increase in cash and restricted cash	$(16,230)	$1,631

Net cash provided by operating activities.Net cash provided by operating activities decreased by $1.6 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net income of $1.3 million, offset by a $2.0 million increase in depreciation, depletion and amortization (due to increased sales production), and a $0.9 million net increase to our other components of working capital (predominantly from our additional oil and gas sales receivable) in the current period, related to our increased operational activity.

Net cash used in investing activities. Net cash used in investing activities increased by $16.2 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

Net cash provided by financing activities.In the prior period, we sold our common stock via our ATM Offering discussed directly above.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$949	$1,079	$4,285	$5,628
Add (deduct)
Depreciation, depletion, amortization and accretion	2,932	2,313	8,411	6,427
EBITDA	3,881	3,392	12,696	12,055
Add (deduct)
Share-based compensation	511	472	1,546	1,572
Adjusted EBITDA	$4,392	$3,864	$14,242	$13,627

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

Oil and Gas Properties, Successful Efforts Method.The successful efforts method of accounting is used for oil and gas exploration and production activities. Under this method, all costs for development wells, support equipment and facilities, and proved mineral interests in oil and gas properties are capitalized. Geological and geophysical costs are expensed when incurred. Costs of exploratory wells are capitalized as exploration and evaluation assets pending determination of whether the wells find proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Revenue Recognition.The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of September 30, 2023, that our disclosure controls and procedures were designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, for the reasons discussed below.

Changes in Internal Control over Financial Reporting

Certain changes were made to the Company’s internal controls subsequent to the fiscal quarter relating to the Company’s oil, NGL and natural gas revenue accrual process for third-party operated properties to begin to remediate the material weakness identified in the second quarter. Specifically, management began to implement additional controls consisting of validating production detail of source documentation for the new well revenue accruals. Except as discussed above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 29, 2023 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, except as disclosed below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Failure to maintain effective internal controls in future periods could impact the Company’s ability to report accurately and on a timely basis our financial condition and results of operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (“SOX”) and the NYSE rules and regulations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404 of SOX. We previously had identified a material weakness in our internal control over financial reporting relating to the completeness and accuracy of the Company’s oil, NGL and natural gas sales revenue accrual, which weaknesses existed during, and was reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2023. To begin remediating this material weakness, changes were subsequently made to the Company’s internal control for validating the Company’s oil, NGL and natural gas revenue accrual process for third-party operated properties. Specifically, management began to implement additional controls consisting of validating production detail of source documentation for the new well revenue accruals.

While we believe we are in the process of remediating the material weaknesses as of September 30, 2023, we cannot assure you that this or any other material weakness will not continue to exist or occur or otherwise be discovered in the future. Any failure to maintain internal controls over financial reporting could result in material weaknesses or material misstatements in our financial statements in the future. Any such failure could harm our financial condition and operating results and could cause stockholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities, including shares of our common stock.

The conflicts in Ukraine and Israel and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threaten to extent into other Middle Eastern countries. These conflicts have caused, and could intensify, volatility in natural gas, oil and NGL prices, and the extent and duration of the military actions, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. We believe that the increase in crude oil prices during the first half of 2022 was partially due to the impact of the conflict between Russia and Ukraine on the global commodity and financial markets, and in response to economic and trade sanctions that certain countries have imposed on Russia. Any such volatility and disruptions may also magnify the impact of other risks described herein, and in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have been and may continue to be negatively impacted by inflation.

Increases in inflation have had an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflicts between the Ukraine and Russia and Israel and Hamas. Continuing increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment and services and the margins we are able to realize on our wells, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn raises our cost of debt borrowing.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the duration and effects of future pandemics, and the results thereof, energy costs, geopolitical issues (including, but not limited to the current Ukraine/Russia conflict and Israel/Hamas conflict), inflation, increasing interest rates and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown, which could expand to a recession or global depression. If the economic climate in the United States or abroad deteriorates, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2023, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a)

Clawback Policy.

On November 8, 2023, the Board of Directors (the “Board”) of the Company adopted a Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”), to comply with the final clawback rules adopted by the U.S. Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the New York Stock Exchange Listed Company Manual (the “NYSE Rules” and, together with Rule 10D-1, the “Final Clawback Rules”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive compensation from current and former officers of the Company as defined in Rule 10D-1 (“Covered Officers”) in the event the Company is required to prepare an accounting restatement as specified in the Clawback Policy. Under the Clawback Policy, the Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of October 2, 2023.

The foregoing summary of the Clawback Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Clawback Policy, a copy of which is attached hereto as Exhibit 10.2, to this Report and incorporated herein by reference.

(b) None.

(c)

Insider Adoption, Modification or Termination of Trading Arrangements.

During the fiscal quarter ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
10.1+	Participation Agreement, dated September 12, 2023, entered into by and between PEDEVCO Corp. and Evolution Petroleum Corporation	8-K	10.1	9/12/2023	001-35922
10.2#*	PEDEVCO Corp., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

November 9, 2023	By:	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 9, 2023	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

