Form 10-K
period 2023-12-31
PEDEVCO CORP
filed 2024-03-18
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price reported on such date was approximately $22,883,897. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of March 15, 2024, 89,355,267 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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
●

political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022 and the conflict in Israel and the Gaza Strip, which conflicts are ongoing;

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

Salt Water Disposal Well or SWD. A salt water disposal (“SWD”) well is a disposal site for water produced as a result of the oil and gas extraction process.

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

Our corporate headquarters are located in approximately 5,200 square feet of office space at 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.  We lease that space pursuant to a lease that expires in February 2027.

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming.  As of December 31, 2023, we held approximately 22,721 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of December 31, 2023, we held  approximately 19,214 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2023, we held interests in 300 gross and net wells in our Permian Basin Asset, of which 25 are active producers, two are active injectors and two are active salt water disposal wells (“SWD’s”), all of which are held by PEDCO and operated by RAZO, and interests in 98 gross (24.6 net) wells in our D-J Basin Asset held by PRH, all of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 63 gross (8.4 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin.  Our net capital expenditures for 2024 are estimated at the time of this Annual Report to range between $20 million to $30 million. This estimate includes a range of $17 million to $27 million for drilling and completion costs on our Permian Basin and D-J Basin Assets and approximately $3 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2024 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2024 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from  Dr. Simon G. Kukes, our Chief Executive Officer and director, which funding Dr. Kukes is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2024.

The following chart reflects our current organizational structure:

*Represents percentage of total voting power based on 89,355,267 shares of common stock outstanding as of March 15, 2024, with beneficial ownership calculated in accordance with Rule 13d-3 of the Exchange Act.  Holdings of The SGK 2018 Revocable Trust are also included in holdings of Senior Management and the Board – See “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance.  Our management team is headed by our Chief Executive Officer, Dr. Simon G. Kukes, who was formerly the CEO at Samara-Nafta, a joint venture with the U.S.-based international oil company Hess Corporation, CEO of Tyumen Oil Company (TNK), prior to its combination with British Petroleum, and Chairman of Yukos Oil Company.  Our President, J. Douglas Schick, has over 25 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company.  In addition, our Executive Vice President and General Counsel, Clark R. Moore, has nearly 20 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp.  Several other members of the management and operations teams have also successfully helped develop similar companies with like kind asset profiles and technical operations in the Permian Basin and elsewhere in the United States.  We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our board of directors also brings extensive oil and gas industry experience, headed by our Chairman, John J. Scelfo, who brings over 40 years of experience in oil and gas management, finance and accounting, and who served in numerous executive-level capacities at Hess Corporation, including as Senior Vice President, Finance and Corporate Development, Chief Financial Officer, Worldwide Exploration & Producing, and as a member of Hess’ Executive Committee.  In addition, our Board includes H. Douglas Evans, who brings over 50 years of experience in executive management positions with Gulf Interstate Engineering Company, one of the world's top pipeline design and engineering firms, including as its Honorary Chairman and previously its Chairman and President and Chief Executive Officer, and who is a past President and Board member of the International Pipe Line and Offshore Contractors Association, former Chairman of its Strategy Committee, and formerly a member of the Pipeline Contractors Association.

Significant acreage positions and drilling potential. As of December 31, 2023, we have accumulated interests in a total of 22,721 net acres in our core Permian Basin Asset operating area, and 19,214 net acres in our core D-J Basin Asset operating area, both of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our Permian Basin Asset could contain up to 100 potential net 1.0 mile laterals wells on 160 acre spacing.  We believe our D-J Basin Asset could contain up to 353 potential gross wells with 164 potential net wells, comprised of two gross 1.0-mile lateral wells with one net 1.0-mile lateral well, 351 gross 2.0-mile lateral wells with 163 net 2.0 mile lateral wells, on 80-acre spacing and 160-acre spacing, respectively, providing us with a substantial drilling inventory for future years. Not all of these potential well locations in our Permian Basin Asset and D-J Basin Asset are included in our reserve report due to SEC guidelines related to development timing.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2023, sales to three customers comprised 42%, 35% and 18%, respectively, of the Company’s total oil and gas revenues.  No other customer accounted for more than 10% of our revenue during these periods. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers.  Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

Natural Gas. Our natural gas is predominately sold under short-term natural gas purchase agreements, with one gas purchase agreement for our D-J Basin Asset that is in effect until April 1, 2032. However, natural gas sales related to this agreement only represent a nominal 1% of our total revenues as of December 31, 2023, and the Company believes that this trend will continue in the D-J Basin Asset.  Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees for processing, location or transportation differentials.

Oil and Gas Properties

We believe that our Permian Basin and D-J Basin assets represent among the most economic oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Northwest Shelf of the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the Wattenberg and Wattenberg Extension areas of Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, and elsewhere in the D-J Basin. Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin.

Our net capital expenditures for 2024 are estimated at the time of this Annual Report to range between $20 million to $30 million. This estimate includes a range of $17 million to $20 million for drilling and completion costs on our Permian Basin and D-J Basin Asset and approximately $3 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

Our Core Areas

Permian Basin Asset

We hold our Permian Basin Asset through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiary, RAZO.  Our Permian Basin Asset was assembled through three acquisitions completed between 2018 and 2019.  In the first acquisition, we acquired 100% of the assets of Hunter Oil Company, with an effective date of September 1, 2018, which created our core Permian position.  In 2019, we acquired additional assets in two bolt-on acquisitions from private operators, and in November 2023 we divested approximately 8,035 gross leasehold acres and related wells in the non-core Milnesand and Sawyer Fields of our Permian Basin Asset to a private operator in order to reduce our asset retirement obligations and plugging and abandoning liabilities with respect to these non-core assets, thereby eliminating approximately $3.2 million in plugging and abandonment liabilities and freeing up our resources to allow us to better focus on development of our other assets.  Our current Permian Basin Asset interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 300 gross and net wells, of which 25 wells are active producers, two wells are active injectors, and two are active SWDs. As of December 31, 2023, our Permian Basin Asset acreage is located where indicated in the below map of the State of New Mexico and more specifically in the areas shaded in yellow in the subsequent sectional map.

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

In September 2023, the Company and Evolution Petroleum Corporation (“Evolution”) entered into a Participation Agreement for the joint development of a portion of the Company’s Permian Basin Asset known as the Chaveroo oilfield, located in Chaves and Roosevelt Counties, New Mexico (the “Chaveroo Field” and the “Chaveroo Farmout Transaction”). Pursuant to the Participation Agreement, the Company and Evolution identified twelve “Development Blocks” covering approximately 16,000 gross leasehold acres consisting of all leasehold rights from the surface to the base of the San Andres formation, where the Company currently holds leasehold interests (“Existing Leases”), in which the parties may jointly develop by drilling and completion of up to nine horizontal San Andres wells in each Development Block in accordance with the terms of the agreement, which terms include, but are not limited to: (i) Evolution made an initial payment of $366,000 to the Company in exchange for a 50% working interest share in the Existing Leases, covering the initial two Development Blocks (which equals Evolution’s share of the acreage portion for nine drilling locations therein); (ii) upon completion of the wells in each Development Block, Evolution will have the right, but not the obligation, to acquire a 50% working interest share in the next Development Block in exchange for the payment of $450 per net acre of Existing Leases held by the Company in such block, and participate on a 50% working interest share basis in the drilling and completion of up to nine horizontal San Andres wells in such Development Block; (iii) the parties entered into a standard operating agreement with the Company serving as the operator with respect to the development of the assets; (iv) if either party elects not to participate in the development of a Development Block, the other party may develop such Development Block independently with the non-participating party not required to participate in the same; (v) the creation of an area of mutual interest by the parties comprised of lands in the Chaveroo Field; and (vi) certain other terms and conditions standard in such participation agreements.  The Participation Agreement has an initial term expiring on December 31, 2025, but continues in full force and effect for so long as the parties continue to develop the Development Blocks in accordance with the terms of the agreement. The Participation Agreement includes customary representations and warranties of the parties and also provides that any new leases acquired by the Company within certain identified tracts within two years from the date of the agreement will become Existing Leases under the agreement.

In addition, in December 2023, the Company’s operator, RAZO, entered into a Stipulated Final Order (“SFO”) with the Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD.

We believe that the Company’s 22,721 net acres within the Chaveroo Field offer a unique opportunity to drill infill horizontal wells targeting the higher oil-saturations of the MPZs. The Chaveroo NE field is an extension of the Chaveroo Field that was not originally developed vertically. There are currently 300 wellbores within the leasehold, of which 25 are active producers and two are active injectors, and two are active SWDs. The remainder are shut-in wellbores with future potential utility for additional water injection, production reactivations, and behind-pipe recompletions. We currently own and operate three water handling facilities, one in each field, that have a current combined capacity of approximately 60,000 barrels of water per day (bbl/d).

D-J Basin Asset

We have grown our legacy D-J Basin Asset position to 14,283 net acres in Weld and Morgan Counties, Colorado and 4,931 net acres in Laramie County, Wyoming.  We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, PRH. These interests are all located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming. PRH has an interest in 98 gross (24.6 net) wells and our wholly-owned operating subsidiary, Red Hawk, is currently the operator of 18 gross (16.2 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas shown in the map below.  The D-J Basin’s Wattenberg Extension has seen a tremendous amount of growth in drilling activity since 2018 due to enhanced completions design and interest in the area as a result of its remote location away from more populated areas of the Wattenberg play to the south. D-J Basin operators are drilling horizontal wells in the Niobrara formation in several Niobrara benches and in the Codell formation, utilizing the latest advances in completion design, frac stages, and frac intensity to obtain favorable well results. Notable non-operated partners leading the Niobrara revival are Chevron Corporation (which acquired Noble Energy in October 2020 and PDC Energy in August 2023), Civitas Resources, Inc. (formed by the merger of Bonanza Creek Energy and Extraction Oil and Gas in November 2021) and several large private equity-backed independent E&P companies.  Other active operators in the area include Fundare Resources Company, LLC (which acquired Whiting Petroleum Company’s D-J Basin interests in late 2019), and Occidental Petroleum (which acquired Anadarko Petroleum in 2019).

Weld and Morgan Counties, Colorado and Laramie County, Wyoming

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue, net to the Company, for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021

Total Revenues	$30,784,000	$30,034,000	$15,860,000

Oil:
Total Production (Bbls)	382,794	304,507	228,068
Average sales price (per Bbl)	$72.95	$90.86	$64.76
Natural Gas:
Total Production (Mcf)	479,533	245,923	192,052
Average sales price (per Mcf)	$3.00	$6.41	$4.70
NGL:
Total Production (Bbls)	58,170	19,277	5,225
Average sales price (per Bbl)	$24.43	$40.87	$36.09
Oil Equivalents:
Total Production (Boe) (1)	520,886	364,771	265,302
Average Daily Production (Boe/d)	1,427	999	727
Average Production Costs (per Boe) (2)	$8.98	$13.12	$13.44

_________________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem, severance taxes and ARO Settlements.

As of December 31, 2023 and 2022, the Chaveroo and the Wattenberg fields and as of December 31, 2021, the Chaveroo, Milnesand and Wattenberg fields are the fields that each comprise 15% or more of our total proved reserves. The applicable production volumes from these fields for the years ended December 31, 2023, 2022, and 2021, are represented in the table below in total barrels (Bbls):

	2023	2022	2021
Chaveroo (Permian Asset Base)	168,458	211,310	167,164
Milnesand (Permian Asset Base)	—	—	8,840
Wattenberg (D-J Asset Base)	331,896	91,685	24,731

The following table summarizes our gross and net developed and undeveloped leasehold and mineral fee acreage at December 31, 2023:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	209,645	19,214	178,653	11,777	30,992	7,437
Permian Basin	24,101	22,721	21,898	20,933	2,203	1,788
Total	233,746	41,935	200,551	32,710	33,195	9,225

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as of December 31, 2023, is 40, 1,721, and 4,108 for the years ending December 31, 2024, 2025 and 2026, respectively, and 2,376 net acres thereafter. We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2023. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	109.0	58.6
Natural gas	-	-
Total*	109.0	58.6

* Total percentage of gross operated wells is 50.0%.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	8	0.4	8	4.1	4	0.3
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2023, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	-	-	16	3.4
Exploratory wells	-	-	-	-
Total	-	-	16	3.4

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2023, the Company’s total estimated proved reserves were 17.0 million Boe, of which 13.7 million Bbls were crude oil and NGL reserves, and 19.9 million Mcf were natural gas reserves.

Internal Controls. Arvind Krishna, our Director of Development and Reservoir Engineering (a non-executive position), is the technical person primarily responsible for our internal reserves estimation process (which is based upon the best available production, engineering and geologic data) and has in excess of five years as a reserves estimator and provides oversight of the annual audit of our year end reserves by our independent third party engineers. He has a Master of Science degree in Petroleum Engineering from The University of Texas at Austin and an MBA from Rice University.

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

Current Year Events

Sale of EOR Operating Company and Related Non-Core Permian Basin Assets

On November 9, 2023, the Company sold certain oil and gas assets, including 8,035 acres and 80 wells in the non-core Milnesand and Sawyer fields, Permian Basin, New Mexico (the EOR Operating Company “EOR”, a PEDEVCO subsidiary), to Tilloo Exploration and Production LLC (“Tilloo Exploration”) for $1.12 million, via a five-year secured promissory note with 10% annual interest and no payments for the first year. The sale not only eliminated the Company’s costly obligation to plug and abandon inactive wells in those fields of approximately $3.2 million(gross), but also freed up resources to focus on its core assets in Chaveroo Field of the Permian Basin and the D-J Basin. In the transaction, Tilloo Exploration also assumed EOR's pending litigation matters and the Company retains the use of the Milnesand field office through December 2024. As a result of this transaction, the Company strategically reduced its liabilities and can better concentrate on maximizing value from its key assets.

Drilling and Completion and Leasing Activities

For the year ended December 31, 2023, the Company incurred $27,277,000 of capital costs.  These costs were primarily related to: drilling operations, completion and facility construction for the three new wells being jointly developed with Evolution under our Chaveroo Farmout Transaction which we started in the fourth quarter of 2023, in our Permian Basin Asset, accounting for approximately $4.5 million; approximately $5.6 million relating to production enhancement cleanouts in our Permian Basin Asset; and approximately $11.2 million for the development of assets in the D-J Basin, which also includes our participation in the drilling and completion of thirteen wells by a third-party operator in the latter part of the period that are expected to begin production in early 2024.

The Company also acquired approximately 282 net mineral acres, and 6,465 net lease acres, in and around its existing footprint in the D-J Basin through multiple transactions with total acquisition and due diligence costs of $493,000 for the net mineral acres and $5,211,000 for the net lease acres.

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

Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission (the “FERC”) and the courts, and, in Colorado, the county level. We cannot predict when or whether any such proposals may become effective, and it is difficult to estimate the potential impact on our business from rules and regulations adopted by the federal government and states in which we operate. We do not believe that we would be affected by any such action materially differently than similarly situated competitors.

At the state level, our operations in Colorado are regulated by the Energy & Carbon Management Commission (“ECMC”) (formerly the Colorado Oil & Gas Conservation Commission (“COGCC”)), our planned operations in Wyoming will be regulated by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), and our New Mexico operations are regulated by the Conservation Division of the New Mexico Energy, Minerals, and Natural Resources Department (regulates oil and gas operations), New Mexico Environment Department (administers environmental protection laws), and the New Mexico State Land Office (oversees surface and mineral acres and development). The Oil Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department (“EMNRD”), and New Mexico State Land Office require the posting of financial assurance for owners and operators on privately owned or state land within New Mexico in order to provide for abandonment restoration and remediation of wells, and for the drilling of salt water disposal wells.

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

In addition to the regulation of natural gas pipeline transportation, the FERC has additional jurisdiction over the purchase or sale of gas or the purchase or sale of transportation services subject to the FERC’s jurisdiction pursuant to the Energy Policy Act of 2005 (“EPAct 2005”). Under the EPAct 2005, it is unlawful for “any entity,” including producers such as us, that are otherwise not subject to FERC’s jurisdiction under the Natural Gas Act of 1938 (“NGA”) to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by the FERC. The FERC’s rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA and the Natural Gas Policy Act of 1978 up to $1.5 million per day, per violation. The anti-manipulation rule applies to activities of otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under FERC Order No. 704 (defined below).

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

Federal Air Regulation

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

On November 15, 2021, the EPA published a proposed rule that would update and expand existing requirements for the oil and gas industry, as well as creating significant new requirements and standards for new, modified, and existing oil and gas facilities. The proposed new requirements would include, for example, new standards and emission limitations applicable to storage vessels, well liquids unloading, pneumatic controllers, and flaring of natural gas at both new and existing facilities. In November 2022, the EPA published a supplemental proposal to update, strengthen, and expand the standards proposed in November 2021.  The EPA announced the final rule on December 2, 2023, which, among other things, requires the phase out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply.

In October 2015, the EPA finalized its rule lowering the earlier 75 part per billion (“ppb”) national ambient air quality standards (“2008 NAAQS”) for ozone under the CAA to 70 ppb (“2015 NAAQS”). The state of Colorado’s Denver Metro and North Front Range (“DM/NFR”) air quality control region has been unable to attain the 2008 and 2015 ozone NAAQS since their adoption, and its existing non-attainment status for the 2008 NAAQS was reclassified from “serious” to “severe” in 2022 due to violations at area monitors during the 2020 ozone season. A “severe” classification triggers significant additional obligations under the CAA and state laws and will result in new and more stringent air quality control requirements applicable to our operations in Colorado and significant operating costs and delays in obtaining necessary permits for new and modified production facilities. Among other requirements, a “severe” classification for the 2008 NAAQS may require additional permitting in the nonattainment area for any source with the potential to emit more than 25 tons per year of volatile organic compounds or nitrogen oxides. Additionally, the DM/NFR’s non-attainment boundary for the 2015 NAAQS was successfully challenged by environmental groups and local governments seeking to expand the boundary to include all of northern Weld County in the case of Clean Wisconsin v. EPA, No. 18-1203, in which the D.C. Circuit remanded the boundary determination to the EPA for further support or re-designation. In response, the EPA chose to re-designate the boundary for the 2015 ozone NAAQS to include all of Weld County, which action became effective on December 30, 2021. Weld County challenged the EPA’s action upon remand in the D.C. Circuit, and the D.C. Circuit denied Weld County’s petition for review in June 2023. Bd. of County Comm. of Weld County v. EPA, No. 21-1263. While the Permian Basin in New Mexico has not been designated as being in nonattainment with federal ozone standards, the EPA’s 2023 proposal to designate the Permian Basin as being in nonattainment remains pending.

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

State Air Regulation

In 2019, Colorado enacted Senate Bill 19-181 (“SB 19-181”), which requires, among other things, that the Air Quality Control Commission (“AQCC”) adopt additional rules to minimize emissions of methane and other hydrocarbons and nitrogen oxides from the entire oil and gas fuel cycle. The AQCC has undertaken a multi-year rulemaking process to implement the requirements of SB 19-181, including a rulemaking to require continuous emission monitoring equipment at oil and gas facilities. Between December 2019 and December 2020, the AQCC completed several rulemakings as a result of SB 19-181, adopting significant additional and new emission control requirements applicable to oil and gas operations, including, for example, hydrocarbon liquids unloading control requirements, increased LDAR frequencies for facilities in certain proximity to occupied areas, and emission control requirements for certain large natural gas fired engines. The AQCC conducted an additional rulemaking in December 2021 related to SB 19-181, which is discussed in further detail below.

State-level rules applicable to our operations include regulations imposed by the Colorado Department of Public Health and Environment’s (“CDPHE”) Air Quality Control Commission, including stringent requirements relating to monitoring, recordkeeping and reporting matters. In 2020, the ECMC relied in part on a previously-performed human health risk assessment in adopting new siting requirements. The new requirements prohibit the siting of locations within 2,000 feet of a school facility or child-care center. A similar 2,000-foot setback requirement applies to residential and high occupancy building units, but there are “off ramps” allowing oil and gas operators to site their drill pads as close as 500 feet from building units in certain circumstances. The ECMC also generally prohibited the venting or flaring of natural gas during drilling, completion, and production operations.

In addition, on August 30, 2022, environmental groups filed a petition for rulemaking with the ECMC, petitioning the ECMC to adopt new rules to evaluate and address the cumulative air impacts of oil and gas development in Colorado. The petition proposes to address the cumulative air impacts of oil and gas development by effectively prohibiting any oil and gas project located in an area where the air quality exceeds, or may exceed, applicable air quality standards. In effect, the petition for rulemaking calls for a blanket prohibition on oil and gas development in much of Colorado. The COGCC denied the petition; however, the COGCC initiated a cumulative impacts stakeholder process to determine how best to address cumulative impacts going forward, which may include additional regulations.

AQCC rulemakings are intended to further Colorado’s legislative directive to reduce carbon dioxide, methane and other greenhouse gases (“GHGs”) emissions to attain climate action goals. AQCC is expected to undertake several rulemaking efforts to further reduce emissions in the next several years. For example, in October 2023, the AQCC adopted the Greenhouse Gas Emissions and Energy Management for Manufacturing Phase 2 rule, which requires 18 of Colorado’s highest emitting manufacturers in the industrial sector (which includes energy use in the oil and gas industry) to collectively reduce their GHG levels by 20% by 2030, as compared to 2015 levels. The final rule is expected to take effect in 2024.

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

In addition, the New Mexico state legislature is considering a bill that would increase fines and fees on oil and gas operators and codify New Mexico’s 98% methane capture rule, which the New Mexico Energy, Minerals and Natural Resources Department enacted in 2021. Under the methane capture rule, oil and gas operators are required to capture 98% of their produced natural gas by December 31, 2026, and routine venting and flaring is prohibited.

Compliance with these and other air pollution control, air monitoring, gas capture, and permitting requirements has the potential to delay the development of crude oil and natural gas projects and increase our costs of development and production, which costs could be significant.

Hydraulic Fracturing

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

The federal Safe Drinking Water Act (“SDWA”) and comparable state statutes may restrict the disposal, treatment, or release of water produced or used during oil and gas development. Subsurface emplacement of fluids, primarily via disposal wells or enhanced oil recovery (“EOR”) wells, is governed by federal or state regulatory authorities that, in some cases, include the state oil and gas regulatory or the state’s environmental authority. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the SDWA to expressly exclude certain hydraulic fracturing from the definition of “underground injection,” but disposal of hydraulic fracturing fluids and produced water or their injection for EOR is not excluded.

Federal agencies have periodically considered additional regulation of hydraulic fracturing. The EPA has published guidance for issuing underground injection permits that would regulate hydraulic fracturing using diesel fuel. This guidance eventually could encourage other regulatory authorities to adopt permitting and other restrictions on the use of hydraulic fracturing. In June 2016, the EPA finalized regulations that address discharges of wastewater pollutants from onshore unconventional extraction facilities to publicly-owned treatment works. The EPA also published a study of the impact of hydraulic fracturing on drinking water resources, which concluded that drinking water resources can be affected by hydraulic fracturing under specific circumstances. The results of this study could result in additional regulations, which could lead to operational burdens similar to those described above. On November 30, 2022, the BLM also issued a proposed rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on Federal and Indian leases. Future litigation regarding the rules, and any alternative future rule therefore creates some uncertainty as to how BLM’s regulation of venting and flaring will impact our business.

In addition, oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Authorizations under NEPA also are subject to protest, appeal, or litigation, which can delay or halt projects. In July 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations to make the NEPA process more efficient, effective, and timely. The rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). These regulations are subject to ongoing litigation in several federal district courts, and in October 2021, CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of the CEQ’s proposed rulemaking process was finalized in April 2022, and generally restored provisions that were in effect prior to 2020. In July 2023, CEQ issued a proposed rule for the Phase II rulemaking. The proposed Phase II rule restores certain mitigation language from the pre-2020 version of the NEPA regulations, proposes further revisions to ensure the NEPA process “provides for efficient and effective environmental reviews,” and meets environmental, environmental justice, and climate change objectives. A final rule is expected in April 2024. The CEQ’s proposed changes could result in increased NEPA review timelines for projects involving agency action regarding federal lands, federal money, or federal permits or approvals. We currently have limited exploration, development and production activities on federal lands, and our future exploration, development and production activities may include leasing and development of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed.  President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 16% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 3% of the Company’s acreage in Wyoming is located on federal lands. It is currently unclear whether future moratoriums will be imposed, if any, and whether such actions herald the start of a change in federal policies regarding the grant of oil and gas permits on federal lands.

Apart from these ongoing federal and state initiatives, some state and local governments where we operate have adopted their own new requirements on hydraulic fracturing and other oil and gas operations and, in some cases, have proposed initiatives restricting or banning oil and gas development altogether. For example, Colorado Senate Bill 19-181 amended state law to give municipalities and counties greater local control over siting and permitting of oil and gas locations, and some municipalities within the state have implemented regulations within their jurisdictions. Any successful bans or moratoria where we operate, whether at the state or local level, could increase the costs of our operations, impact our profitability, and even prevent us from drilling in certain locations which could adversely impact our ability to develop our reserves. In addition, in light of concerns about seismic activity potentially being triggered by the injection of produced waters into underground wells, regulators in the states in which we operate have adopted additional requirements related to seismic safety for hydraulic fracturing activities or the underground injection of fluid wastes. For example, the regulations that the ECMC adopted in November 2020 impose various requirements on the underground injection of fluid wastes to further seismic safety and protect the environment. In New Mexico, the New Mexico Oil Conservation Division (“OCD”) implemented a Seismicity Response Protocol that is implemented either through voluntary actions by operators and/or orders issued by the OCD in response to increased seismic activity believed to be related to injection wells throughout New Mexico. Any regulation that restricts our ability to dispose of produced waters or increases the cost of doing business could have a material adverse effect on our business.

At this time, it is not possible to estimate the potential impact on our business of recent state and local actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. The adoption of future federal, state, or local laws or implementing regulations imposing new environmental obligations on, or otherwise limiting, our operations could make it more difficult and more expensive to complete crude oil and natural gas wells, increase our costs of compliance and doing business, delay or prevent the development of certain resources (including especially shale formations that are not commercial without the use of hydraulic fracturing), or alter the demand for and consumption of our products. We cannot assure that any such outcome would not be material, and any such outcome could have a material and adverse impact on our cash flows and results of operations.

Other State Laws

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

For example, on November 6, 2018, registered voters in the State of Colorado cast their ballots and rejected Proposition 112 (“Prop. 112”), with 55% of ballots cast against the measure. Prop. 112 would have created a rigid 2,500-foot setback from oil and gas facilities to the nearest occupied structure and other “vulnerable areas,” which included parks, ball fields, open space, streams, lakes and intermittent streams. It would have dramatically increased the amount of surface area off-limits to new energy development by 26 times and put 94% of private land in the top five oil and gas producing counties in the State of Colorado off-limits to new development. See further discussion in “Part I” – “Item 1A. Risk Factors.”  It is possible that future ballot initiatives will be proposed that could limit the areas of the state in which drilling would be permitted to occur or otherwise impose increased regulations on our industry.

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

In addition, on September 28, 2020, the COGCC (now the ECMC) voted in favor of a preliminary approval establishing a new 2,000-foot setback rule from buildings for drilling and fracturing operations statewide, increasing the previous 500-foot setback rule, which new rule became effective January 1, 2021, and could likewise make it more difficult for us to undertake oil and gas development activities in Colorado.

Further, on May 10, 2022, the Colorado Legislature adopted SB 22-198, the “Orphaned Oil and Gas Well Enterprise” bill, which requires each oil and gas operator in Colorado to pay a mitigation fee to the “enterprise” for each well that has been spud but not yet plugged and abandoned. The ECMC submitted a notice of rulemaking on May 18, 2022, to implement SB 22-198 by amending the ECMC’s annual registration fee rules to now require that an operator’s annual registration fee be paid to the enterprise as a “mitigation fee.” In addition, the newly established “Enterprise Board” now has the authority to adjust the dollar amount of the mitigation fee. The amendments became effective on June 30, 2022, and may increase the registration fees required for current and future oil and gas wells in Colorado. We anticipate that the ECMC, the Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department, the New Mexico State Land Office, the New Mexico Environment Department and other federal, state and local authorities will continue to adopt new rules and regulations moving forward which will likely affect our oil and gas operations and could make it more costly for our operations or limit our activities. We routinely monitor our operations and new rules and regulations which may affect our operations, to ensure that we maintain compliance.

In New Mexico, the Company, through its New Mexico operating subsidiary RAZO, has entered into a Stipulated Final Order (“SFO”) with the OCD pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD.

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

Moreover, because most of our operations are conducted in two particular areas, the Permian Basin in New Mexico and the D-J Basin in Colorado, and potentially extending into Wyoming in the future, legal restrictions imposed in those areas will have a significantly greater adverse effect than if we had our operations spread out amongst several diverse geographic areas. Consequently, in the event that local or state restrictions or prohibitions are adopted in the Permian Basin in New Mexico and/or the D-J Basin in Colorado and/or Wyoming that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Water Discharges

The Federal Clean Water Act ("CWA") and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near navigable and other regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “USACE"). Whether CWA permitting is required depends upon whether and the extent to which “Waters of the United States” (“WOTUS”) may be impacted by the planned activity—for example, construction of drilling pads, access roads, or pipelines. Rulemaking by EPA and the USACE to define WOTUS has been heavily litigated, resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. EPA’s and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the “January 2023 Rule”) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, thereby expanding the types of waters that could be considered WOTUS. However, this WOTUS definition was litigated and eventually amended on August 29, 2023, when EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023, decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. To the extent any litigation or future amendments to the rule expand the scope of the Clean Water Act’s jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or in connection with stream crossings and preparation and implementation of oil spill prevention, control, and countermeasure ("SPCC") plans.

The primary federal law related specifically to oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which amends and augments the oil spill provisions of the CWA and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening waters of the United States or adjoining shorelines. In addition, operators of certain oil and natural gas facilities must develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance. Owners or operators of a facility, vessel or pipeline that is a source of an oil discharge or that poses a substantial threat of discharge is one type of “responsible party” who is liable. The OPA applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited. As such, a violation of the OPA has the potential to adversely affect the Company’s operations.

SPCC regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 require operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, to develop, implement, and maintain an SPCC plan. The SPCC plan must describe oil handling operations, spill prevention practices, discharge or drainage controls, and the personnel, equipment and resources at the facility that are used to prevent oil spills from reaching navigable and other regulated waters or adjoining shorelines, and reviewed at least every five years.

Pursuant to CWA laws and regulations, the Company may also be required to obtain and maintain approvals or permits for the discharge of wastewater, including produced water, or storm water. Obtaining permits has the potential to delay the development of oil and natural gas projects. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances and may impose substantial potential liability for the costs of removal, remediation and damages.

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

On November 20, 2023, EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge, and thereby subject to regulation under the CWA National Pollutant Discharge Elimination System Permit Program (which permits point sources to discharge specified amounts of pollutant(s) to waters of the United States under specified conditions, and describes the types of information that should be used in determination). Comments on the draft guidance were due to the agency by December 27, 2023, and to date EPA has not finalized the guidance. The U.S. Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund could result in increased operational costs for the Company if permits are required under the CWA for disposal of the Company’s flowback and produced water in disposal wells.

Our properties located in New Mexico are subject to the authority of the New Mexico Environment Department and the Energy, Minerals and Natural Resources Department’s OCD, as well as other state agencies. In December 2023, the New Mexico Environment Department proposed new regulations that would require the reuse of produced water generated by the oil and gas industry, so long as there is no discharge to surface or groundwater.

Regulation of Flowlines

Pipelines, gathering systems, and terminal operations are subject to increasingly strict safety laws and regulations. Both the transportation and storage of refined products and crude oil involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant penalties, liability for natural resources damages, and significant business interruption. The U.S. Department of Transportation has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection, and management of our pipeline and storage facilities. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans.

There have been recent initiatives to strengthen and expand pipeline safety regulations and to increase penalties for violations. The Pipeline Safety, Regulatory Certainty, and Job Creation Act was signed into law in early 2012. In addition, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has issued new rules to strengthen federal pipeline safety enforcement programs. In 2015, PHMSA proposed to expand its regulations in a number of ways, including through the increased regulation of gathering lines, even in rural areas. In 2016, PHMSA increased its regulations to require crude oil sampling and reporting as an “offeror” (as defined under the PHMSA) and increased its civil penalty structure. In November 2021, PHMSA issued its final rule extending reporting requirements to all onshore gas gathering operators and applying a set of minimum safety requirements to certain onshore gas gathering pipelines with large diameters and high operating pressures.

In Colorado, on March 17, 2021, the Public Utilities Commission adopted Regulation 11 rules Regulating Pipeline Operators and Gas Pipeline Safety. These regulations apply to all gas public utilities, all municipal or quasi-municipal corporations transporting natural gas or providing natural gas services, all operators of master meter systems, and all operators of pipelines transporting gas in intrastate commerce including gas gathering system operators (certain provisions are tailored to the location and size of the gathering systems involved). The rules require all filed reports to be publicly available and all Notices of Proposed Violation, Notices of Action, pleadings and decisions to be filed publicly. The rules also provide a revised methodology for calculating civil penalties in an effort to provide clarity to both operators and the public.

Global Warming and Climate Change

The EPA has published findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because such emissions are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings provide the basis for the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. In June 2010, the EPA began regulating GHG emissions from stationary sources.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. In order to implement the program, the Inflation Reduction Act required revisions to GHG reporting regulations for petroleum and natural gas systems (Subpart W) by 2024. In July 2023, the EPA proposed to expand the scope of the Greenhouse Gas Reporting Program for petroleum and natural gas facilities, as required by the Inflation Reduction Act. Among other things, the proposed rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The rule is currently scheduled to be finalized in the spring of 2024 and would take effect on January 1, 2025, in advance of the deadline for GHG reporting for 2024 (March 2025). The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 would be $900 per ton emitted over annual methane emissions thresholds, and will increase to $1,200 in 2025, and $1,500 in 2026. In addition, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of carbon taxes, policies, and incentives to encourage the use of renewable energy or alternative low-carbon fuels, the development of greenhouse gas inventories, and cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.

Additionally, on March 6, 2024, the SEC issued its final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors, which requires large accelerated and accelerated filers to provide climate-related disclosures in their annual reports and registration statements beginning with annual reports for the year ending December 31, 2025 for calendar-year-end filers, and beginning with annual reports for the year ending December 31, 2027 for smaller reporting companies like ours. The final rule requires large accelerated and accelerated filers to provide Scope 1 and Scope 2 GHG emissions disclosures and more extensive GHG-related financial statement disclosure requirements.  The most stringent disclosure and reporting provisions under the SEC’s final rule do not apply to the Company as it is a smaller reporting company, but should the Company become an accelerated filer, or should future SEC rules be issued that apply such disclosure requirements on smaller reporting companies, such rules could impose significant disclosure requirements and costs on our operations.

In addition, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of carbon taxes, policies, and incentives to encourage the use of renewable energy or alternative low-carbon fuels, the development of greenhouse gas inventories, and cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  We do not anticipate that such fees will have material effect on our financial condition or results of operations. Congress may adopt additional significant legislation in the future to reduce emissions of GHGs.

Since 2014, Colorado has engaged in multiple rulemakings to adopt significant additional rules regulating methane emissions from the oil and gas sector, and Colorado is expected to continue these efforts over the next several years.  In response to Colorado General Assembly House Bill 19-1261, which established statewide greenhouse gas reduction targets in Colorado, on September 30, 2020, Colorado released a public comment draft of its Greenhouse Gas Pollution Reduction Roadmap, which details early action steps the state can take toward meeting the near-term goals of reducing GHG pollution by 26% by 2025 and 50% by 2030 from 2005 levels. On October 23, 2020, the AQCC issued the Resolution to Ensure Greenhouse Gas Reduction Goals Are Met in support of the roadmap, which estimates emission reductions needed from the oil and gas sector of 36% by 2025 and 50% by 2030. The adopted regulatory requirements include, for example, more frequent fugitive emissions monitoring, a statewide GHG intensity program, emission limitations for well liquids unloading, and comprehensive testing of emission control devices.  Additionally, on September 30, 2020, the Colorado Energy Office and Colorado Department of Public Health and Environment finalized a Greenhouse Gas Pollution Reduction Roadmap in January 2021. The GHG Roadmap lays out a pathway to meet the state’s climate action targets established in HB 19-1261, as amended by HB 21-1266. In October 2023, the AQCC adopted the Greenhouse Gas Emissions and Energy Management for Manufacturing Phase 2 rule, which requires 18 of Colorado’s highest emitting manufacturers in the industrial sector (which includes energy use in the oil and gas industry) to collectively reduce their GHG levels by 20% by 2030, as compared to 2015 levels. The final rule is expected to take effect in 2024.

In New Mexico, the state legislature is considering a bill that would increase fines and fees on oil and gas operators and codify New Mexico’s 98% methane capture rule, which the New Mexico Energy, Minerals and Natural Resources Department enacted in 2021. Under the methane capture rule, oil and gas operators are required to capture 98% of their produced natural gas by December 31, 2026, and routine venting and flaring is prohibited.

Internationally, in April 2021, President Biden announced that the United States would aim to cut its greenhouse gas emissions 50 percent to 52 percent below 2005 levels by 2030. This commitment will be part of the United States’ “nationally determined contribution,” or NDC, to the Paris Climate Agreement. The NDC will commit the United States to a voluntary GHG emission reduction target and outline domestic climate mitigation measures to achieve that target.

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

Human Capital Resources

At December 31, 2023, we employed 15 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. Such reports and other information filed by the Company with the SEC are available free of charge at https://www.pedevco.com/sec-filings when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its corporate website, www.pedevco.com. This includes press releases and other information. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•	The future price of oil, natural gas and NGL;

•	The impact of public health crises, similar to COVID-19, on the Company’s operations, future prospects, the value of its properties, and the economy in general, including the related effect on the supply and demand, and ultimate price of oil and natural gas;

•	Current and future declines in economic activity and recessions, changes in inflation and interest rates, and their effect on the Company, its property, prospects and the supply and demand, and ultimate price of oil and natural gas;

•	The status and availability of oil and natural gas gathering, transportation, and storage facilities owned and operated by third parties;

•	An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production may adversely affect our business, financial condition, and results of operations;

•	New or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	The effect of future shut-ins of our operated production, should market conditions significantly deteriorate;

•	Declines in the value of our crude oil, natural gas and NGL properties resulting in impairments;

•	Our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

•	Our ability to generate sufficient cash flow to meet any future debt service and other obligations due to events beyond our control;

•	The fact that all of our assets and operations are located in the Permian Basin and the D-J Basin, making us vulnerable to risks associated with operating in only two geographic areas;

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

•	Uncertainties associated with enhanced recovery methods which may result in us not realizing an acceptable return on our investments in such projects or suffering losses;

•	Requirements that we must drill on certain of acreage in order to hold such acreage by production;

•	Improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	Future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	The currently sporadic and volatile market for our common stock;

•	Our dependence on the continued involvement of our present management;

•	The fact that Dr. Simon G. Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns a majority of our common stock and that his interests may be different from other shareholders;

•	Our ability to maintain the listing of our common stock on the NYSE American;

•	Dilution caused by future offerings;

•	Future material impairments of our oil and gas assets; and

•	Other risks described under “Risk Factors” below.

Risks Related to the Oil, NGL and Natural Gas Industry; Our Business and Operations

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future, to adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 67% of our estimated proved reserves as of December 31, 2023 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude, dropping below $20 per barrel in 2020 due in part to reduced global demand stemming from the global COVID-19 outbreak, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine, to the $70s in recent months.  A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI oil spot price (per Bbl)		Daily NYMEX natural gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2019	$66.24	$46.31	$4.25	$1.75
Year ended December 31, 2020	$63.27	$(36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Year ended December 31, 2023	$93.67	$66.61	$3.78	$1.74

We have a limited operating history, have incurred net losses in the past and may incur net losses in the future.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses in the past and may continue to incur net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $126,477,000 from the date of inception (February 9, 2011) through December 31, 2023. Additionally, we may be dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

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

We may need additional capital to complete future acquisitions, conduct our operations and fund our business beyond 2024, and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funding to complete future potential acquisitions and may be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete exploration and drilling operations beyond 2024 and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

Year 2022 saw significant increases in the costs of certain services and materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors, with supply and demand fundamentals being further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine and the current armed conflict in Israel and the Gaza Strip, all resulting in an estimated cost increase of approximately 25% to 30% per well on our Permian Asset and 10% to 20% on our D-J Basin Asset, based on costs we experienced commencing in the third quarter of 2021 and continuing throughout 2022. Service and materials costs also increased accordingly through 2022, stabilizing in 2023, with general supply chain and inflation issues seen throughout the industry leading to increased operating costs. While the Company is cautiously optimistic that such costs have plateaued and will hold at current levels as we have not seen significant cost increases in 2023 and thus far in 2024, supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We have been and may continue to be negatively impacted by inflation.

Recent increases in inflation have had an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia and the current armed conflict in Israel and the Gaza Strip. Increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment and services and the margins we are able to realize on our wells, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates, which in turn raises our cost of debt borrowing.

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

We have entered into a Stipulated Final Order (“SFO”) with the Director of the Oil and Gas Conservation Division of the State of New Mexico Energy (“OCD”) which requires that the Company fund the plugging and abandonment of an aggregate of approximately 299 legacy vertical wells in our Permian Basin Asset, with any failure by us to comply with the SFO likely to materially and adversely affect our business, results of operations and cash flows.

The Company has entered into an SFO with the OCD through RAZO, the Company’s New Mexico operating subsidiary, which requires, among other things, that the Company reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  In the event the Company is unable to fully comply with the terms of the SFO, then the Company could be subject to significant civil penalties and sanctions, which would likely have a material adverse effect on our business, financial condition and results of operations, could require us to raise additional funding which may not be available on commercially reasonable terms, if at all, and may negatively affect our drilling plans in the future, and may cause the value of our securities to decline in value.

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

Our current operations are focused solely in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin of Weld and Morgan Counties, Colorado, with potential future operations extending into Laramie County, Wyoming, which means our current producing properties and new drilling opportunities are geographically concentrated in those two areas. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

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

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude, dropping below $20 per barrel in 2020 due in part to reduced global demand stemming from the global COVID-19 outbreak, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine, to the $70s in recent months.  Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

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

●

political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022, and the current armed conflict in Israel and the Gaza Strip, which conflicts are ongoing;

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For example, for the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties. No impairment was incurred for the years ended December 31, 2023 and 2022. In the past we have been required to impair our assets and, if conditions in any of the businesses in which we compete were to deteriorate in the future, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Prior write-offs have adversely affected our balance sheet and results of operations and any future significant write-offs would similarly adversely affect our balance sheet and results of operations.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the duration and effects of future pandemics, and the results thereof, energy costs, geopolitical issues (including, but not limited to the current Ukraine/Russia and Israel/Gaza Strip conflicts), inflation, increasing interest rates and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown, which could expand to a recession or global depression. If the economic climate in the United States or abroad deteriorates, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

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

Our current operations are concentrated in the states of New Mexico and Colorado, with future operations potentially extending into Wyoming. This concentration may increase the potential impact of many of the risks described in this Annual Report. For example, we may have greater exposure to regulatory actions impacting New Mexico, Colorado and/or Wyoming, adverse weather and natural disasters in New Mexico, Colorado and/or Wyoming, competition for equipment, services and materials available in, and access to infrastructure and markets in, these states.

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

Currently 20,933 acres (net) of our Permian Basin Asset are held by production and not subject to lease expiration, with 1,788 acres (net) subject to lease or governing agreement expiration if these acres are not developed by us prior to expiration.  The loss of substantial leases could have a material adverse effect on our assets, operations, revenues and cash flow and could cause the value of our securities to decline in value.

Competition for hydraulic fracturing services and water disposal could impede our ability to develop our oil and gas plays.

The unavailability or high cost of high-pressure pumping services (or hydraulic fracturing services), chemicals, proppant, water and water disposal and related services and equipment could limit our ability to execute our exploration and development plans on a timely basis and within our budget. The U.S. oil and natural gas industry is experiencing a growing emphasis on the exploitation and development of shale natural gas and shale oil resource plays, which are dependent on hydraulic fracturing for economically successful development. Hydraulic fracturing in oil and gas plays requires high pressure pumping service crews. A shortage of service crews or proppant, chemical, water or water disposal options, especially if this shortage occurred in eastern New Mexico, eastern Colorado, or southern Wyoming, could materially and adversely affect our operations and the timeliness of executing our development plans within our budget.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. When drought conditions occur, governmental authorities may restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. New Mexico, Colorado and Wyoming, all have relatively arid climates and experience drought conditions from time to time and the U.S. Southwest is currently experiencing significant drought conditions which have reduced the flow of certain rivers and forced the reduction or reallocation of certain waterways and reservoirs. If we are unable to obtain water to use in our operations from local sources or dispose of or recycle water used in operations, or if the price of water or water disposal increases significantly, we may be unable to produce oil and natural gas economically, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

A substantial percentage of our New Mexico properties, and all of our Wyoming properties, are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of such properties were categorized as proved developed producing.

Because a substantial percentage of our New Mexico properties, and all of our Wyoming properties, are undeveloped, we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Our operations in the Permian Basin in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin in Weld and Morgan Counties, Colorado, and potentially extending into Laramie County, Wyoming, involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage of our reserves are undeveloped. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

Efforts by governments, international bodies, businesses and consumers to reduce GHGs and otherwise mitigate the effects of climate change are ongoing. The nature of these efforts and their effects on our business are inherently unpredictable and subject to change. Certain regulatory responses to climate change issues are discussed above under the headings “Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system and drilling operation set-back rules, salt water disposal permitting regulations in New Mexico or Wyoming, and new federal orders restricting operations on federal lands, could have a material adverse effect on our business” and “New or amended environmental legislation or regulatory initiatives could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us” and in Item 1 - Business – Regulation in the Oil and Gas Industry. However, actions taken by private parties in anticipation of, or to facilitate, a transition to a lower-GHG economy will affect us as well. For example, our cost of capital may increase if lenders or other market participants decline to invest in fossil fuel-related companies for regulatory or reputational reasons. Similarly, increased demand for low-carbon or renewable energy sources from consumers could reduce the demand for, and the price of, the products we produce. Technological changes, such as developments in renewable energy and low-carbon transportation, could also adversely affect demand for our products.

The $1.1 million owed to us under a secured convertible promissory note due from Tilloo Exploration may not be repaid timely, if at all.

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR to Tilloo Exploration, the Company entered into a five-year secured promissory note (the “Note”) with Tilloo Exploration, bearing interest at 10% per annum, with no payments due during the first twelve months, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity.  The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo Exploration. Tilloo Exploration may not timely pay the Note when due, if at all.

Risks Related to Management, Employees and Directors

Potential conflicts of interest could arise for certain members of our management team that hold management positions with other entities and our largest stockholder.

Dr. Simon G. Kukes, our Chief Executive Officer and member of our board of directors, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and Dr. Kukes is the trustee and beneficiary of The SGK 2018 Revocable Trust, the Company’s largest stockholder. Dr. Kukes also beneficially owns 66.5% of our voting securities. We believe these positions require only an immaterial amount of each officer’s time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officer’s position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

We have in the past been significantly dependent on capital provided to us by Dr. Simon G. Kukes and may rely on Dr. Kukes for additional funding in the future.

In 2018 and 2019, Dr. Simon G. Kukes, the Company’s Chief Executive Officer and director, loaned us an aggregate of $51.7 million to support our operations and for acquisitions through an entity owned and controlled by him, all of which loans were evidenced by promissory notes. The promissory notes generally had terms which were more favorable to us than we would have been able to obtain from third parties, including, generally favorable interest rates, no restrictions on further borrowing or financial covenants and no security interests in our assets. All of such notes have to date been converted into 29.5 million shares of common stock at conversion prices which were above the then-trading prices of our common stock. Additionally, pursuant to subscription agreements, Dr. Kukes’ entity purchased an additional aggregate of 15.0 million shares of common stock from the Company in private transactions for $28.0 million in 2019, also on substantially more favorable terms to us than could be obtained with third parties. Subsequent to September 2019, we have not received any additional capital from Dr. Kukes, instead funding our operations primarily through the sale of securities in public offerings, the sale of oil and gas properties, and sales of crude oil and natural gas. While Dr. Kukes has verbally advised us that he intends to provide us additional funding as needed, nothing has been documented to date, and such future funding, if any, may not ultimately be provided on favorable terms, if at all. In the event that we are forced to obtain funding from parties other than Dr. Kukes, such funding terms will likely not be as favorable to the Company as the funding provided by Dr. Kukes, and may not be available in such amounts as previously provided by Dr. Kukes. In the event Dr. Kukes fails to provide us future funding, when and if needed, it could have a material adverse effect on our liquidity, results of operations and could force us to borrow funds from outside sources on less favorable terms than our prior debt or sell equity to outside investors on less favorable terms than the equity we issued to Dr. Kukes.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our Chief Executive Officer, Dr. Simon G. Kukes and our President, Mr. J. Douglas Schick. Our performance and success are dependent to a large extent on the efforts and continued employment of Dr. Kukes and Mr. Schick. We do not believe that Dr. Kukes or Mr. Schick could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Dr. Kukes, Mr. Schick, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. We have no employment or similar agreement in place with Dr. Kukes. Mr. Schick is party to an employment agreement with us which has no stated term and can be terminated by either party without cause.

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

Dr. Simon G. Kukes, our Chief Executive Officer and a member of board of directors, beneficially owns 66.5% of our common stock, which gives him majority voting control over stockholder matters and his interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable NYSE American rules.

Dr. Simon G. Kukes, our Chief Executive Officer and member of the board of directors, through his individual ownership of the Company and through his position as trustee and beneficiary of The SGK 2018 Revocable Trust, which beneficially owns approximately 58% of our issued and outstanding common stock and Dr. Kukes, together with the ownership of The SGK 2018 Revocable Trust, beneficially owns approximately 66.5% of our issued and outstanding common stock. As such, Dr. Kukes can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Dr. Kukes’ interests may generally be aligned with the interests of our stockholders, in some instances Dr. Kukes may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which Dr. Kukes or The SGK 2018 Revocable Trust may participate, or his leadership at the Company. Dr. Kukes’ influence or control of our company as a stockholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Dr. Kukes controls the stockholder vote, investors may find it difficult to replace Dr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Dr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders. of Dr. Kukes’ ownership of the Company, as discussed above, we are a “controlled company” under the rules of the NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Risks Relating to Government Regulations

Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Colorado forced pooling system and drilling operation set-back rules, salt water disposal permitting regulations in New Mexico or Wyoming, and new federal orders restricting operations on federal lands, could have a material adverse effect on our business.

Our business is subject to various forms of government regulation, including laws, regulations and federal orders concerning the location, spacing and permitting of the oil and natural gas wells we drill, among other matters. In particular, our business in the D-J Basin of Colorado utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the Colorado Oil and Gas Conservation Commission for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. In addition, our Permian Basin operations require significant salt water disposal capacity, with the permitting of necessary salt water disposal wells being regulated by the New Mexico State Land Office. In recent quarters, we have encountered significant delays in receiving such permits, and increasing difficulty in obtaining required permits, from the New Mexico State Land Office, which has delayed completion operations and the bringing of new wells on to full production. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado’s forced pooling procedures that make forced pooling more difficult to accomplish and changes in minimum set-backs distances for drilling operations from buildings (including those recently adopted), or increased regulation in New Mexico or Wyoming with respect to salt water disposal well permitting, could result in increased compliance costs and operational delays, and adversely affect our business, financial condition and results of operations.

In addition, approximately 16% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 3% of the Company’s acreage in Wyoming is located on federal lands, which may be subject to federal laws, regulations and orders that could limit our ability to operate. For example, on January 20, 2021, the Acting Secretary of the Interior issued Order Number 3395 (“Order No. 3395”) which contained a directive to temporarily halt all federal permitting activity for 60 days in an effort to study environmental impacts of oil and gas drilling and development, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed.  President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. While this had no impact on existing or ongoing operations, potentially subsequent federal orders could restrict our ability to develop our leases on federal lands, which could adversely affect our business, financial condition and results of operations.

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land use decisions about oil and gas development and regulation, and directs the Energy & Carbon Management Commission (“ECMC”) (formally the Colorado Oil & Gas Conservation Commission (“COGCC”)) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner, and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. Pursuant to the Bill, the COGCC (now the ECMC) conducted a series of rulemaking hearings during 2020 which resulted in updated regulatory and permitting requirements, including siting requirements. The COGCC (now the ECMC) commissioners determined that locations with residential or high occupancy building units within 2,000 feet would be subject to additional siting requirements, but also supported “off ramps” allowing oil and gas operators to site their drill pads as close as 500 feet from building units in certain circumstances. We anticipate that the Bill may make it more difficult and more costly for us to undertake oil and gas development activities in Colorado.

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

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed.  President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 16% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 3% of the Company’s acreage in Wyoming is located on federal lands. It is currently unclear whether the moratorium will be reinstated, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. The moratorium does not affect the Company, as the Company has no plans to drill new wells on any leases held on federal lands; however, if such prior moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

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

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures”, as of December 31, 2023, our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) have determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and determined that such internal control over financial reporting was not effective as a result of such assessment, and such internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

As of December 31, 2023, the material weakness in our internal control over financial reporting related to the review of the inputs to the calculation of depreciation, depletion, and amortization of our reserves, including the review over the proper inclusion of all developed reserves and the review of proper exclusion of certain segments of certain wells towards the end of the life in the reserve quantity estimates.  The error was identified through the course of the Company’s preparation of its year-ended December 31, 2023 financial statements. The Company has already developed a plan to implement new controls and procedures designed to address the identified material weakness. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

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

Additionally, as a result of the potential illiquidity and sporadic trading of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. This may have an adverse effect on the market price of our common stock. In addition, a stockholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. We cannot assure you that an active trading market for our common stock will develop or, if one develops, that it will be sustained.

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

As of December 31, 2023, there are outstanding stock options to purchase 1,632,334 shares of our common stock at a weighted average price per share of $1.28. For the life of the options, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Our Certificate of Formation and Bylaws and Texas law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for our securities. These provisions may also prevent or delay attempts by our stockholders to replace or remove our management. Our corporate governance documents include the following provisions:

●

Special Meetings of Stockholders — Our Bylaws provide that special meetings of the stockholders may only be called by our Chairman, our President, or upon written notice to our board of directors by our stockholders holding not less than 30% of our outstanding voting capital stock.

●	Amendment of Bylaws — Our Bylaws may be amended by our Board of Directors alone.

●

Advance Notice Procedures — Our Bylaws establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders. At an annual meeting, our stockholders elect a Board of Directors and transact such other business as may properly be brought before the meeting. By contrast, at a special meeting, our stockholders may transact only the business for the purposes specified in the notice of the meeting.

●	No cumulative voting — Our Certificate of Formation and Bylaws do not include a provision for cumulative voting in the election of directors.

●	Vacancies — Our Bylaws provide that vacancies on our Board may be filled by a majority of directors in office, although less than a quorum, and not by the stockholders.

●

Preferred Stock — Our Certificate of Formation allows us to issue up to 100,000,000 shares of preferred stock, of which 66,625 shares have been designated as Series A preferred stock. The undesignated preferred stock may have rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights, of the holders of common stock. In some circumstances, this issuance could have the effect of decreasing the market price of the common stock as well as having an anti-takeover effect.

●

Authorized but Unissued Shares — Our Board of Directors may cause us to issue our authorized but unissued shares of common stock in the future without stockholders’ approval. These additional shares may be utilized for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock could render more difficult or discourage an attempt to obtain control of a majority of our common stock by means of a proxy contest, tender offer, merger or otherwise.

●	Limitation of Liability and Indemnification — Our Certificate of Formation limits the liability of, and provides indemnification to, our directors and officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

The Company understands the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of the Company’s overall risk assessment process. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things, implemented (i) multi-factor authentication and password protection requirements for accessing all Company systems and applications such as Company electronic mail and the Company’s banking and accounting environments, (ii) a secure email gateway using GoSecure that combines machine learning, behavioral scanning, exploit detection, signature-based detection and structure heuristics to provide defense against phishing and business electronic mail compromise attacks, spam, polymorphic malware, theft and other dangerous offensive content, (iii) endpoint protection using Microsoft Defender on Company and employee computers and Company-provided devices, (iii) a physical networking room with restricted access to only authorized personnel, (iv) regular cybersecurity training, awareness, and threat updates programs to keep all Company personnel updated and informed regarding emerging threats and best practices, and (v) daily cloud backups of the Company’s accounting environment.

Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.

Our management team is responsible for the oversight of risks from cybersecurity threats. The Board receives information and updates periodically with respect to the effectiveness of our cybersecurity and information security framework, data privacy and risk management. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents.

ITEM 2. PROPERTIES.

               The information regarding the Company’s oil and gas properties as required by Item 102 of Regulation S-K is included in “Item 1. Business”, above and incorporated in this Item 2 by reference. Additional information regarding our oil and gas properties can be found in “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Office Leases

The Company had a lease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expired on August 31, 2023 and had a base monthly rent of approximately $10,000.  In December 2022, the Company entered into a new lease agreement for its existing office space that commenced on September 1, 2023, and expires on February 28, 2027. The base monthly rent is approximately $9,200 for the first 18 months and increases to approximately $9,500 thereafter. The Company paid both a security deposit and prepaid rent for $14,700, respectively.

On November 1, 2019, the Company began subleasing approximately 300 square feet of office space at its current headquarters to SK Energy LLC, which was at the time owned and controlled by Dr. Kukes, our Chief Executive Officer and a member of the Board of Directors (“SK Energy”) and has since been dissolved. The lease renews on a monthly basis, may be terminated by either party at any time upon prior written notice delivered to the other party, and has a monthly base rent of $1,200.  Effective September 1, 2022, the Company extended the sublease agreement with SK Energy whereby SK Energy paid a $24,000 non-refundable two-year rent payment to the Company.

For the years ended December 31, 2023 and 2022, the Company incurred lease expense of $110,000 and $99,000, respectively, for the combined leases.

The Company believes its existing leased office space is suitable for the conduct of its business. We believe that this arrangement is suitable for the conduct of our business.

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

Stockholders

As of March 15, 2024, there were 89,355,267 shares of our common stock issued and outstanding held by approximately 643 holders of record of our common stock, not including any persons who hold their stock in “street name”.

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

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with $0.001 par value per share. Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of stockholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors of the Company. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available, therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

At December 31, 2023, and as of the date of this filing, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A Convertible Preferred Stock”.  As of December 31, 2023, and 2022, there were no shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively, and there are no outstanding shares of preferred stock as of the date of this filing.

Stock Transfer Agent

Our stock transfer agent is Equiniti Trust Company, LLC located at 48 Wall Street, Floor 23 New York, NY 10005.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2023 and from the period from January 1, 2024 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2023 and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesberg Basin in Colorado and Wyoming.  As of December 31, 2023, we held approximately 22,721 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, PEDCO, and which are operated by our wholly-owned operating subsidiary, RAZO, which asset we refer to as our “Permian Basin Asset.” Also as of December 31, 2023, we held approximately 14,282 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and 4,931 net D-J Basin acres located in Laramie County, Wyoming, through our wholly-owned subsidiary, PRH, and which are operated by our wholly-owned operating subsidiary, Red Hawk, which asset we refer to as our “D-J Basin Asset.” As of December 31, 2023, we held interests in 300 gross and net wells in our Permian Basin Asset, of which 25 are active producers, two are active injectors and two are active salt water disposal wells, all of which are held by PEDCO and operated by RAZO, and interests in 98 gross (24.6 net) wells in our D-J Basin Asset held by PRH, all of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 63 gross (8.4 net) wells are non-operated, and 17 wells have an after-payout interest.

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

We will use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

•	production volumes;
•	realized prices on the sale of oil and natural gas;
•	oil and natural gas production and operating expenses;
•	capital expenditures;
•	general and administrative expenses;
•	net cash provided by operating activities; and
•	net income.

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2023 and 2022 were approximately 17.0 MMBoe and 16.1 MMBoe, respectively. The 0.9 MMBoe increase was primarily due to the addition of proved undeveloped reserves in our D-J Basin Asset as a result of increased activity around our acreage and favorable pricing.

Using the average monthly crude oil price of $78.22 per Bbl and natural gas price of $2.64 per thousand cubic feet (“Mcf”) for the twelve months ended December 31, 2023, our estimated discounted future net cash flow (“PV-10”) for our proved reserves was approximately $231.7 million, of which approximately $149.0 million are proved undeveloped reserves. Total reserve value at December 31, 2023, represents a decrease of approximately $142.8 million or 38% from approximately $374.5 million a year earlier using the same SEC pricing and reserves methodology. The decrease is primarily attributable to commodity pricing, as the average pricing for 2023, noted above, was significantly lower than the 2022 average pricing of $93.67 per Bbl for crude oil and $6.36 per Mcf for natural gas.

The reserves as of December 31, 2023 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with our Permian Basin Asset. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2023, our net crude oil, natural gas, and NGLs sales volumes increased to 520,886 Bbls, or 1,427 Bopd, from 364,771 Bbls, or 999 Bopd, a 43% increase over the previous fiscal year. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets (see additional detail below).

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2023 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$5,211
Mineral Acquisitions	493
Drilling and Facilities	21,573
Total*	$27,277

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the years ended December 31, 2023 and 2022 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Item 8. Financial Statements and Supplementary Data”).

Net Income

We reported net income for the year ended December 31, 2023 of $0.3 million, or $0.00 per share, compared to net income for the year ended December 31, 2022 of $2.8 million or $0.03 per share. The decrease in net income of $2.5 million was primarily due to a $4.3 million loss on the sale of our EOR subsidiary, offset by a $0.8 million increase in revenue and by a decrease of $0.7 million in total operating expenses in the current period, offset further by a $0.3 million increase in other income (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2023 and 2022:

	2023	2022	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	382,794	304,507	78,287	26%
Natural Gas (Mcf)	479,533	245,923	233,610	95%
NGL (Bbls)	58,170	19,277	38,893	202%
Total (Boe) (1)	520,886	364,771	156,115	43%

Crude Oil (Bbls per day)	1,049	834	215	26%
Natural Gas (Mcf per day)	1,314	674	640	95%
NGL (Bbls per day)	159	53	106	200%
Total (Boe per day) (1)	1,427	999	428	43%

Average Sale Price:
Crude Oil ($/Bbl)	$72.95	$90.86	$(17.91)	(20%)
Natural Gas($/Mcf)	3.00	6.41	(3.41)	(53%)
NGL ($/Bbl)	24.43	40.87	(16.44)	(40%)

Net Operating Revenues (In thousands):
Crude Oil	$27,925	$27,669	$256	1%
Natural Gas	1,438	1,577	(139)	(9%)
NGL	1,421	788	633	80%
Total Revenues	$30,784	$30,034	$750	2%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the year ended December 31, 2023, increased $0.8 million, or 2%, to $30.8 million, compared to $30.0 million for the same period a year ago.  Although production increased resulting in a favorable volume variance of $7.4 million, the average sales prices for crude oil, natural gas and NGLs realized by the Company decreased considerably from the year ended December 31, 2022, resulting in an unfavorable price variance of $6.6 million. The increase in production volume is related to the positive performance from our participation in 14 non-operated wells in the D-J Basin Asset (six of which began producing in late 2022 and eight of which began producing in the first quarter of 2023), combined with maintaining relatively flat production declines from the existing operated Permian Basin and D-J Basin Assets.

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Increase (Decrease)	% Increase (Decrease)

Direct Lease Operating Expense	$4,679	$4,787	$(108)	(2%)
Workovers	1,460	2,704	(1,244)	(46%)
Other*	3,571	2,912	659	23%
Loss (gain) on settlement of ARO	121	(6)	127	2,117%
Lease Operating Expenses	$9,831	$10,397	$(566)	(5%)

Depreciation, Depletion,
Amortization and Accretion	10,875	11,153	(278)	(2%)
General and Administrative (Cash)	$3,965	$3,757	$208	6%
Share-Based Compensation (Non-Cash)	2,043	2,097	(54)	(3%)
Total General and Administrative Expense	$6,008	$5,854	$154	3%

Loss on Sale of Oil and Gas Properties	4,268	-	4,268	100%

Interest Income	$422	$117	$305	261%
Other Income	$40	$97	$(57)	(59%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. Expense reduction measures to control costs have been implemented on our operated properties in our Permian Basin and D-J Basin Assets, such as operation and lift efficiency improvements, resulting in a reduction in direct operating expenses, offset by a corresponding increase in direct operating expenses from our participation in non-operated wells (noted above) when comparing the current period to the prior period. Other expenses have also increased due to production increases, coupled with a loss related to our plugging of 11 wells in our Permian Basin Asset, offset by a corresponding decrease in workovers when comparing the current period to the prior period. Taken together, there was a $0.6 million decrease in overall lease operating expenses when comparing periods.

Depreciation, Depletion, Amortization and Accretion. The $0.3 million decrease was primarily the result of a $0.5 million decrease in accretion expense from the sale of our wholly owned subsidiary EOR Operating Company and related assets, (noted below) offset by a $0.2 million increase in depletion expense from increased production (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). The increase of $0.2 million in general and administrative expenses (excluding share-based compensation) was primarily due to the addition of a new employee, an increase in accrued bonuses, which were subsequently paid in January 2023, and general increases in accounting and professional services when comparing the prior period to the current period.

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

Loss on Sale of Oil and Gas Properties.  The Company sold its wholly owned subsidiary EOR Operating Company and related assets in November 2023 and recognized the corresponding loss of $4.3 million (see “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties”).

Interest Income and Other Expense.  Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased significantly in the current period, compared to the prior period. Other income in the current period is primarily related to the sale of used pipe while other income in the prior period is primarily related to an $80,000 vendor dispute settlement, coupled with a $24,000 non-refundable two-year rent payment made in September 2022 to the Company for office space leased by SK Energy, which was 100% owned and controlled by Dr. Simon G. Kukes, our Chief Executive Officer and director, at the time (which has since been dissolved), offset by a $15,000 royalty adjustment.

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2023 were from $30.8 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion, acquisition and operating costs.

Working Capital

               At December 31, 2023, the Company’s total current assets of $24.6 million exceeded its total current liabilities of $18.9 million, resulting in a working capital surplus of $5.7 million, while at December 31, 2022, the Company’s total current assets of $32.1 million exceeded its total current liabilities of $17.0 million, resulting in a working capital surplus of $15.1 million. The $9.4 million decrease in our working capital surplus is primarily related to decreases in our cash balance related to capital expenditures from our drilling, as operator, three wells in our Permian Basin Asset and our participation in the drilling and completion of 13 wells in our D-J Basin Asset by a third-party operator (see “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Oil and Gas Properties”) offset by increases in revenue receivables as a result of our oil and gas sales (described above).

Financing

Our net capital expenditures for 2024 are estimated at the time of this Annual Report to range between $20 million to $30 million. This estimate includes a range of $17 million to $27 million for drilling and completion costs on our Permian Basin and D-J Basin Asset and approximately $3 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2024 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2024 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon G, Kukes, our Chief Executive Officer and director, which funding Dr. Kukes under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2024.

Cash Flows (in thousands)

	Year Ended December 31,
	2023	2022
Cash flows provided by operating activities	$23,481	$15,981
Cash flows used in investing activities	(35,743)	(12,266)
Cash flows provided by financing activities	-	35
Net (decrease) increase in cash and restricted cash	$(12,262)	$3,750

Cash provided by operating activities. Net cash provided by operating activities increased by $7.5 million for the current year’s period, when compared to the prior year’s period, primarily due to a $4.3 million loss on the sale of our EOR subsidiary and its corresponding assets.  Our net income for the period also decreased by $2.6 million when compared to the prior period, additional decreases were primarily from a $0.3 million decrease in depreciation, depletion, amortization and accretion (due to increased sales production and a reduction in accretion expense from our sale of our wholly owned EOR subsidiary), and by a $5.7 million net increase to our other components of working capital in the current period (due to increased drilling and completion activity).

Cash used in investing activities. Net cash used in investing activities increased by $23.5 million for the current year’s period, when compared to the prior year’s period, primarily due to increased capital spending relating to our drilling and completion activities.

Cash provided by financing activities. In the prior period, we sold our common stock via an “at the market offering” (“ATM Offering”), raising net proceeds of $141,000 less commissions, legal and audit fees for registrations and placement of the ATM Offering. The ATM Offering was made pursuant to the terms of that certain November 17, 2021, Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth Capital”, or the “Agent”). Pursuant to the Sales Agreement the Company agreed to pay the sales agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement, less reimbursement of the first $40,000 of such gross proceeds. The Company also provided the Agent with customary indemnification rights and has agreed to reimburse the sales agent for certain specified expenses up to $25,000. Sales under the Sales Agreement were to be made under the Company’s Form S-3 shelf registration statement, which has now expired, and as such, the Company is not currently eligible to sell any additional securities under the Sales Agreement, and, accordingly, was terminated by the Company effective March 15, 2024.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation and loss on sale of oil and gas properties.  Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Years Ended
	December 31,
	2023	2022
Net income (loss)	$264	$2,844
Add (deduct)
Depreciation, depletion, amortization and accretion	10,875	11,153
EBITDA	11,139	13,997
Add (deduct)
Share-based compensation	2,043	2,097
Loss on sale of oil and gas properties	4,268	-
Adjusted EBITDA	$17,450	$16,094

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

Recently Adopted Accounting Pronouncements. On January 1, 2023, we adopted Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the FASB. This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective  tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual   period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PEDEVCO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income (operations), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Impact of Proved Developed Oil Reserves on Proved Oil and Gas Properties, Net

As described in Notes 3 and 6 to the consolidated financial statements, a significant portion of the Company’s properties and equipment, net balance of $91.6 million as of December 31, 2023, and depreciation, depletion and amortization (“DD&A”) expense of $10.9 million for the year ended December 31, 2023 relate to proved oil and gas properties. The Company uses the successful efforts method of accounting for its oil and gas producing activities. As disclosed by management, the Company’s rate of recording DD&A expense is dependent upon the estimate of proved reserves and proved developed reserves, which are utilized in the unit-of-production calculation. In estimating proved oil and natural gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the impact of proved developed oil reserves on proved oil and gas properties, net is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the estimates of proved developed oil reserves, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil reserves.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, tests of the completeness and accuracy of the data used by the specialists, testing the completeness and accuracy of the data used by the specialists, and evaluating the specialists’ findings.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2008.

Houston, Texas

March 15, 2024

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$18,515	$29,430
Accounts receivable – oil and gas	5,790	2,430
Note receivable, current	42	-
Prepaid expenses and other current assets	260	249
Total current assets	24,607	32,109

Oil and gas properties:
Oil and gas properties, subject to amortization, net	79,186	79,372
Oil and gas properties, not subject to amortization, net	12,407	775
Total oil and gas properties, net	91,593	80,147

Note receivable	1,099	-
Operating lease – right-of-use asset	316	71
Other assets	2,443	3,783
Total assets	$120,058	$116,110

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,580	$1,556
Accrued expenses	8,712	13,835
Revenue payable	3,371	1,018
Operating lease liabilities – current	89	81
Asset retirement obligations – current	147	472
Total current liabilities	18,899	16,962

Long-term liabilities:
Operating lease liabilities, net of current portion	227	-
Asset retirement obligations, net of current portion	2,166	2,689
Total liabilities	21,292	19,651

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 87,250,267 and 85,790,267 shares issued and outstanding, respectively	87	86
Additional paid-in capital	225,156	223,114
Accumulated deficit	(126,477)	(126,741)
Total shareholders’ equity	98,766	96,459
Total liabilities and shareholders’ equity	$120,058	$116,110

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	December 31,
Revenue:	2023	2022
Oil and gas sales	$30,784	$30,034

Operating expenses:
Lease operating costs	9,831	10,397
Selling, general and administrative expense	6,008	5,854
Depreciation, depletion, amortization and accretion	10,875	11,153
Total operating expenses	26,714	27,404

Loss on sale of oil and gas properties	(4,268)	-
Operating income (loss)	(198)	2,630

Other income:
Interest income	422	117
Other income	40	97
Total other income	462	214

Net Income	$264	$2,844

Loss per common share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Weighted average number of common shares outstanding:
Basic	87,031,692	85,513,095
Diluted	87,031,692	85,513,095

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$264	$2,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,875	11,153
Share-based compensation expense	2,043	2,097
Loss on sale of oil and gas properties	4,268	-
Amortization of right-of-use asset	100	102
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(3,360)	(648)
Note receivable	(19)	-
Prepaid expenses and other current assets	(11)	77
Accounts payable	(11)	(159)
Accrued expenses	6,979	435
Revenue payable	2,353	80
Net cash provided by operating activities	23,481	15,981

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(34,951)	(12,252)
Cash paid for other property and equipment	(45)	-
Proceeds from the sale of oil and gas property	366	-
Cash paid for issuance of note receivable	(1,122)	-
Cash received (paid) for security deposit	9	(14)
Net cash used in investing activities	(35,743)	(12,266)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net	-	35
Net cash provided by financing activities	-	35

Net (decrease) increase in cash and restricted cash	(12,262)	3,750
Cash and restricted cash at beginning of year	32,977	29,227
Cash and restricted cash at end of year	$20,715	$32,977

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$7,674	$10,879
Change in estimates of asset retirement costs	$39	$618
Issuance of restricted common stock	$1	$2

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2023 and 2022

(amounts in thousands, except share amounts)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Totals
Balances at December 31, 2021	84,263,146	$84	$220,984	$(129,585)	$91,483
Issuance of restricted common stock	1,440,000	2	(2)	-	-
Issuance of common stock to non-affiliate	87,121	-	35	-	35
Stock-based compensation	-	-	2,097	-	2,097
Net income	-	-	-	2,844	2,844
Balances at December 31, 2022	85,790,267	86	223,114	(126,741)	96,459
Issuance of restricted common stock	1,460,000	1	(1)	-	-
Stock-based compensation	-	-	2,043	-	2,043
Net income	-	-	-	264	264
Balances at December 31, 2023	87,250,267	$87	$225,156	$(126,477)	$98,766

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming.  The Company holds its Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through its wholly-owned subsidiary, PRH Holdings LLC, and which asset the Company refers to as its “D-J Basin Asset.” During the current year, the Company assigned all of its oil and gas assets held in its wholly-owned subsidiary Red Hawk Petroleum LLC, to PRH Holdings LLC.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.  The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) Blast AFJ, Inc., a Delaware corporation (dissolved on October 19, 2022); (ii) PEDCO, a Nevada corporation; (iii) Red Hawk Petroleum LLC, a Nevada limited liability company; (iv) Ridgeway Arizona Oil Corp., an Arizona corporation (“RAZO”); (v) EOR Operating Company, a Texas corporation (“EOR”) (sold on November 9, 2023); (vi) SRPT Acquisition, LLC, a Texas limited liability company, and (vii) PRH Holdings LLC, a Nevada limited liability company. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents consisted of money market funds and cash on deposit of $5,188,000 and $-0-, respectively.  The Company includes restricted cash within cash and cash equivalents on the consolidated statements of cash flows.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Sales to three customers comprised 42%, 35% and 18%, respectively, of the Company’s total oil and gas revenues for the year ended December 31, 2023 compared to sales to two customers comprising 63% and 20%, respectively, of the Company's total oil and gas revenues for the year ended December 31, 2022. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable – oil and gas are $3.8 million related to receivables from joint interest owners.

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

Earnings per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2023, potentially dilutive securities related to options (1,632,334) were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

Recently Adopted Accounting Pronouncements. On January 1, 2023, we adopted Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, as issued by the FASB. This standard established the current expected credit loss model, a new impairment model for certain financial instruments, based on expected rather than incurred losses. Adoption of this standard is on a modified retrospective basis and had no impact on the Company’s financial position, results of operations, cash flows or net income per share.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets on December 31, 2023 and 2022, which sum to the total of such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	2023	2022
Cash	$18,515	$29,430
Restricted cash included in other assets	2,200	3,547
Total cash and restricted cash as shown in the consolidated statements of cash flows	$20,715	$32,977

Total restricted cash decreased $1,347,000 during the current period due to the transfer of collateralized deposits related to plugging and abandonment bonds with the State of New Mexico to Tilloo Exploration and Production LLC (“Tilloo”) in connection with the sale of our wholly-owned subsidiary EOR and related assets to Tilloo in November 2023.  See Note 6 below.

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Oil sales	$27,925	$27,669
Natural gas sales	1,438	1,577
Natural gas liquids sales	1,421	788
Total revenue from customers	$30,784	$30,034

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2023 or 2022, respectively.

NOTE 6 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Balance at December 31,				Balance at December 31,
	2022	Additions	Disposals	Transfers	2023
Oil and gas properties, subject to amortization	$176,253	$15,645	$(6,495)	$-	$185,403
Oil and gas properties, not subject to amortization	775	11,632	-	-	12,407
Asset retirement costs	1,407	39	(593)	-	853
Accumulated depreciation, depletion and impairment	(98,288)	(10,265)	1,483	-	(107,070)
Total oil and gas assets	$80,147	$17,051	$(5,605)	$-	$91,593

	Balance at December 31,				Balance at December 31,
	2021	Additions	Disposals	Transfers	2022
Oil and gas properties, subject to amortization	$151,338	$22,356	$-	$2,559	$176,253
Oil and gas properties, not subject to amortization	2,559	775	-	(2,559)	775
Asset retirement costs	789	618	-	-	1,407
Accumulated depreciation, depletion and impairment	(88,219)	(10,069)	-	-	(98,288	) )
Total oil and gas assets	$66,467	$13,680	$-	$-	$80,147

For the year ended December 31, 2023, the Company incurred $21,573,000 of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in 13 new non-operated wells in the D-J Basin Asset in which the Company participated and the Company’s drilling of three operated wells with Evolution Petroleum Corporation (“Evolution”), noted below, together with costs related to certain workovers for lift conversions and cleanouts in the Company’s Permian Basin Asset.

The Company also acquired approximately 282 net mineral acres, and 6,465 net lease acres, in and around its existing footprint in the D-J Basin through multiple transactions with total acquisition and due diligence costs of $493,000 for the net mineral acres and $5,211,000 for the net lease acres.

On September 12, 2023, the Company and Evolution entered into a Participation Agreement for the joint development of approximately 16,000 gross leasehold acres divided into twelve “Development Blocks” within the Company’s Permian Basin Asset, in which the parties may jointly develop by drilling and completion of up to nine horizontal San Andres wells in each Development Block.  The Company received net proceeds of $366,000 and serves as the operator.  Evolution acquired a 50% working interest share in existing leases, covering the initial two Development Blocks (which equals Evolution’s share of the acreage portion for nine drilling locations therein), and upon completion of the wells in each Development Block, Evolution will have the right, but not the obligation, to acquire a 50% working interest share in the next Development Block in exchange for the payment of $450 per net acre of existing leases held by the Company in such block, and participate on a 50% working interest share basis in the drilling and completion of up to nine horizontal San Andres wells in such Development Block.

On November 9, 2023, the Company entered into a Purchase and Sale Agreement and a Stock Purchase Agreement with Tilloo, pursuant to which we sold our wholly-owned subsidiary EOR and approximately 8,035 gross leasehold acres, current operated production, and all of PEDCO’s and EOR’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production located in the Milnesand and Sawyer Fields of the San Andres play in the Permian Basin situated in eastern New Mexico, which assets included approximately 80 legacy vertical oil and gas wells (53 producers and 27 injectors).  Aggregate consideration received by the Company for the sale, which was effective August 1, 2023, was $1,122,436, subject to customary adjustments, which is to be paid by Tilloo through entry into a five-year secured promissory note (see Note 7 below).  As a result of the transaction, the Company has sold all of its operated oil and gas interests in the non-core Milnesand and Sawyer Fields, including the 52 inactive legacy wells that the Company would otherwise be required to plug and abandon, thereby successfully reducing its asset retirement obligations with respect to these assets and reducing its estimated aggregate plugging and abandoning liabilities by over $3.2 million. The Company recognized a receivable of $56,000 due from Tilloo in post-closing adjustments, and as a result of the transaction, the Company recognized a $4.3 million loss on sale of oil and gas properties as reflected in the Statement of Operations for the year ended December 31, 2023.

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

The depletion recorded for production on proved properties for the year ended December 31, 2023 and 2022, amounted to $10,265,000 and $10,069,000, respectively.

NOTE 7 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR to Tilloo (see Note 6 above), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10% per annum, with no payments due during the first twelve months, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity.  The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. As of December 31, 2023, the Company recognized $42,000 of the Note in Current Assets, with the remaining balance of $1,099,000 (including $16,000 of accrued interest) in Other Assets on the Company’s balance sheet.

NOTE 8 – ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligations is as follows for the year ended December 31, 2023 (in thousands):

2023
Balance at the beginning of the period (1)	$3,161
Accretion expense	587
Disposition of liabilities	(971)
Liabilities settled	(503)
Changes in estimates	39
Balance at end of period (2)	$2,313

(1)	Includes $472,000 of current asset retirement obligations at December 31, 2022.

(2)	Includes $147,000 of current asset retirement obligations at December 31, 2023.

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

The Company had a lease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expired on August 31, 2023 and had a base monthly rent of approximately $10,000.  In December 2022, the Company entered into a new lease agreement for its existing office space that commenced on September 1, 2023, which expires on February 28, 2027. The base monthly rent is approximately $9,200 for the first 18 months and increases to approximately $9,500 thereafter. The Company paid both a security deposit and prepaid rent for $14,700, respectively.

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Year Ended
December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$105

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

December 31, 2023
Operating lease – right-of-use asset	$316

Operating lease liabilities – current	$89
Operating lease liabilities – long-term	227
Total lease liability	$316

The weighted-average remaining lease term for the Company’s operating lease is 3.4 years as of December 31, 2023, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2024	$110
2025	112
2026	115
2027	19
Thereafter	-
Total lease payments	356
Less imputed interest	(40)
Total lease liability	$316

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.  In the D-J Basin Asset, no net acres expire during 2024 (net to our direct ownership interest only), with 1,721 and 4,108 net acres set to expire for the years ending December 31, 2025 and 2026 respectively, and 1,578 net acres thereafter, if we fail to meet drilling commitments or obtain term assignment extensions (net to our direct ownership interest only). In the Permian Basin Asset, 40, 0 and 0 net acres are set to expire for the years ending December 31, 2024, 2025, 2026, respectively, and 798 net acres thereafter, if we fail to meet drilling commitments or obtain term assignment extensions (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before term assignment expiration, the Company may seek to extend terms of contractual assignments.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2023, the Company granted an aggregate of 1,460,000 restricted stock awards to various employees and board members of the Company (see Note 11 below).

During the year ended December 31, 2022, the Company granted an aggregate of 1,440,000 restricted stock awards to various employees and board members of the Company (see Note 11 below).

On June 10, 2022, the Company sold 87,121 shares of common stock at a sales price of $1.66 per share via an ongoing “at the market offering” (the “ATM Offering”) for net proceeds of $141,000, which includes $4,000 in commission fees. The Company also incurred $106,000 in initial and subsequent legal and audit fees for registration and placement of the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain November 17, 2021, Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (“Roth Capital”, or the “Agent”). Pursuant to the Sales Agreement the Company agreed to pay the sales agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement, less reimbursement of the first $40,000 of such gross proceeds. The Company also provided the Agent with customary indemnification rights and has agreed to reimburse the sales agent for certain specified expenses up to $25,000. Sales under the Sales Agreement were to be made under the Company’s Form S-3 shelf registration statement, which has now expired, and as such, the Company is not currently eligible to sell any additional securities under the Sales Agreement and, accordingly, was terminated by the Company effective March 15, 2024.

NOTE 11 – SHARE-BASED COMPENSATION

2021 Incentive Plan

On September 1, 2021, the shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Incentive Plan”), which was previously approved by the Board of Directors on July 11, 2021 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2021 Incentive Plan, to the Company’s employees, officers, directors and consultants. A total of a maximum of 8,000,000 shares of common stock are eligible to be issued under the 2021 Incentive Plan. As of December 31, 2023, 2,900,000 shares have been issued as restricted stock, and 990,000 shares are subject to issuance upon exercise of issued and outstanding options.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016, December 28, 2017, September 27, 2018 and August 28, 2019 to increase by 500,000, 300,000, 500,000, 1,500,000, 3,000,000 and 2,000,000 (to 8,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan. As of December 31, 2023, 6,449,503 shares have been issued as restricted stock, and 642,234 shares are subject to issuance upon exercise of issued and outstanding options. The Company is not eligible to grant any additional awards under the 2012 Incentive Plan.

PEDCO 2012 Equity Incentive Plan

As a result of the July 27, 2012 merger by and between the Company, Blast Acquisition Corp., a wholly-owned Nevada subsidiary of the Company (“MergerCo”), and Pacific Energy Development Corp., a privately-held Nevada corporation pursuant to which MergerCo was merged with and into PEDCO, with PEDCO continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company, in a transaction structured to qualify as a tax-free reorganization (the “Merger”), the Company assumed the PEDCO 2012 Equity Incentive Plan (the “PEDCO Incentive Plan”), which was adopted by PEDCO on February 9, 2012. The PEDCO Incentive Plan authorized PEDCO to issue an aggregate of 100,000 shares of common stock in the form of restricted shares, incentive stock options, non-qualified stock options, share appreciation rights, performance shares, and performance units under the PEDCO Incentive Plan. As of December 31, 2023, there were no outstanding options, and 55,168 shares of the Company’s restricted common stock have been granted under this plan (all of which were granted by PEDCO prior to the closing of the merger with the Company, with such grants being assumed by the Company and remaining subject to the PEDCO Incentive Plan following the consummation of the merger). The Company is not eligible to grant any additional awards under the PEDCO Incentive Plan.

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

On August 31, 2023, an aggregate of 210,000 restricted stock awards were granted to two board members under the Company’s 2021 Equity Incentive Plan.  The grant of the 210,000 shares of restricted common stock vest as follows: 100% of 125,000 shares and 100% of 85,000 shares vesting on July 12, 2024 and September 27, 2024, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $200,000 based on the market price on the grant date.

On January 25, 2022, an aggregate of 1,200,000 shares of restricted common stock were granted to officers of the Company, under the Company’s 2021 Equity Incentive Plan. The grant of the 1,200,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company (of which the first tranche has fully vested). These shares have a total fair value of $1,404,000 based on the market price on the issuance date.

On August 25, 2022, restricted stock awards were granted to three board members for an aggregate of 240,000 shares of the Company’s restricted common stock, under the Company’s 2021 Equity Incentive Plan.  The grant of the 240,000 shares of restricted common stock vest as follows: 100% of 170,000 shares and 100% of 70,000 shares vesting on July 12, 2023 and September 27, 2023, respectively, contingent upon each recipient’s continued service with the Company (all of which have vested). These shares have a total fair value of $280,000 based on the market price on the grant date.

The awarded shares above are subject to trading restrictions, and forfeiture, subject to the vesting terms described above. When such securities are vested in accordance with their terms, the trading restrictions are lifted.

Stock-based compensation expense recorded related to restricted stock during the years ended December 31, 2023 and 2022 was $1,621,000 and $1,673,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2023 and 2022 was $819,000 and $878,000, respectively.

Options

On January 23, 2023, the Company granted options to purchase an aggregate of 540,000 shares of common stock to various Company employees at an exercise price of $1.09 per share under the Company’s 2021 Equity Incentive Plan. The options have a term of five years and fully vest in January 2026, with 33.3% vesting each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $429,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 3.61% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 113% based on the trading history of the Company, and (4) zero expected dividends.

During the period ended December 31, 2023, 315,333 options expired unexercised.

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

During the year ended December 31, 2023 and 2022, the Company recognized stock option-based compensation expense related to options of $422,000 and $424,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2023 and 2022 was $210,000 and $206,000, respectively.

There was no intrinsic value of outstanding and exercisable options at December 31, 2023 and 2022, respectively.

Option activity during the years ended December 31, 2023 and 2022 was:

	2023			2022
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	1,407,667	$1.51	2.7	1,123,435	$1.80	3.0
Granted	540,000	1.09		520,000	1.17
Expired/Canceled	(315,333)	1.99		(235,768)	2.17
Outstanding at End of Period	1,632,334	$1.28	2.8	1,407,667	$1.51	2.7
Exercisable at End of Period	665,667	$1.45	1.9	575,667	$1.79	1.6

NOTE 12 – EARNINGS PER COMMON SHARE

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

The calculation of earnings per share for the years ended December 31, 2023 and December 31, 2022 were as follows (amounts in thousands, except share and per share data):

Numerator:	2023	2022
Net income	$264	$2,844

Denominator:
Weighted average common shares – basic	87,031,692	85,513,095

Dilutive effect of common stock equivalents:
Options	-	-

Denominator:
Weighted average common shares – diluted	87,031,692	85,513,095

Earnings per share – basic	$0.00	$0.03
Earnings (loss) per share – diluted	$0.00	$0.03

For the years ended December 31, 2023 and 2022, share equivalents related to options to purchase 1,632,334 and 1,407,667 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

Due to the Company’s net losses, there were no provisions for income taxes for the years ended December 31, 2023, and 2022.

The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 31, 2023, and 2022, and the Company’s effective tax rate:

	2023	2022
U.S. federal statutory income tax	21.00%	21.00%
State and local income tax, net of benefits	6.64%	6.64%
Amortization of debt discount	0.00%	0.00%
Meals & Entertainment	0.48%	0.02%
Other Income – PPP Loan	0.00%	0.00%
Officer life insurance and D&O insurance	23.99%	2.49%
Stock-based compensation	0.00%	0.00%
Tax rate changes and other	0.00%	0.00%
Valuation allowance for deferred income tax assets	(52.11%)	(30.15%)
Effective income tax rate	0.00%	0.00%

Deferred income tax assets as of December 31, 2023, and 2022 are as follows (in thousands):

Deferred Tax Assets	2023	2022
Accretion	$588	$425
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	(2,844)	1,516
Interest Expense - PPP Loan	1	1
Impairment	5,343	5,343
Lease Liability	87	(58)
ROU Assets	(87)	80
Gain/Loss from sale of FA and/or O&G properties	167	(59)
Loss on ARO	23	23
Stock options - NQ	-	(174)
Stock-Based Compensation	1,356	1,507
Net operating loss – federal taxes	26,863	24,080
Net operating loss – state taxes	4,304	3,423
Total deferred tax asset	$35,801	$36,106
Less valuation allowance	(35,801)	(36,106)
Total deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code (the “Code”), as amended, as well as similar state provisions. In general, an “ownership change” as defined by the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the outstanding return stock of a company by certain shareholders or public groups.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, management has applied a full valuation allowance against its net deferred tax assets on December 31, 2023, and 2022. The net change in the total valuation allowance from December 31, 2023, to December 31, 2022, was a decrease of $305,000.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2023, and 2022, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2023, and 2022.

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

As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $128,000,000, which if not utilized, approximately $93,000,000 of which will begin expiring in 2024 and ending 2038, respectively, and $35,000,000 under CARES Act can be carried back up to five years but also, can be carried forward indefinitely, limited to 80% of a given years taxable income.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years, since 2019.

NOTE 14 – SUBSEQUENT EVENTS

On January 26, 2024, the Company granted options to purchase an aggregate of 460,000 shares of common stock to various Company employees at an exercise price of $0.6675 per share under the Company’s 2021 Equity Incentive Plan. The options have a term of five years and fully vest in January 2027, with 33.3% vesting each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $216,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 4.04% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 104% based on the trading history of the Company, and (4) zero expected dividends.

Additionally, on January 26, 2024, restricted stock awards were granted to officers and employees of the Company for an aggregate of 2,105,000 shares of the Company’s restricted common stock, under the Company’s 2021 Equity Incentive Plan. The grant for the 2,105,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,426,000 based on the market price on the grant date.

In addition, on January 26, 2024, after recommendation by the Compensation Committee of the Company’s Board of Directors, the Board of Directors of the Company, in connection with the Company’s annual compensation review, approved: (A) a 5% increase of the annual base salaries for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, from $160,000 to $168,000, (ii) Mr. J. Douglas Schick, the President of the Company, from $290,000 to $304,500, and (iii) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company, from $280,000 to $294,000, all effective February 1, 2024 (none of the increases in salary were documented by written agreements or amendments); and (B) cash bonuses for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, in the amount of $35,000, (ii) Mr. J. Douglas Schick, the President of the Company, in the amount of $120,000, and (iii) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company in the amount of $110,000.

The Company also acquired approximately 319 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions in the first quarter 2024, at total acquisition costs of $138,000.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2023 and 2022.  Reserves estimates as of December 31, 2023 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report is incorporated herein by reference to Exhibit 99.1 of the Annual Report on Form 10-K which these financial statements are filed with.

	December 31,
	2023	2022
Crude Oil (MBbls)
Net proved reserves at beginning of year	11,611	12,065
Revisions of previous estimates	506	(210)
Purchases in place	-	31
Extensions, discoveries and other additions	-	-
Sales in place	(384)	-
Production	(375)	(275)
Net proved reserves at end of year	11,358	11,611

Natural Gas (Mmcf)
Net proved reserves at beginning of year	16,379	12,881
Revisions of previous estimates	4,260	3,606
Purchases in place	-	96
Extensions, discoveries and other additions	-	-
Sales in place	(323)	-
Production	(431)	(204)
Net proved reserves at end of year	19,885	16,379

NGL (MBbbls)
Net proved reserves at beginning of year	1,796	488
Revisions of previous estimates	630	1,305
Purchases in place	-	17
Extensions, discoveries and other additions	-	-
Sales in place	-	-
Production	(52)	(14)
Net proved reserves at end of year	2,374	1,796

Oil Equivalents (MBoe)
Net proved reserves at beginning of year	16,137	14,700
Revisions of previous estimates	1,846	1,696
Purchases in place	-	64
Extensions, discoveries and other additions	-	-
Sales in place	(438)	-
Production	(499)	(323)
Net proved reserves at end of year	17,046	16,137

RESERVES

During the year ended December 31, 2023, the Company’s reserves increased by 0.9 MMBoe of proved reserves. Included in the increase, the Company had a 0.43 MMBoe increase in proved undeveloped reserves (noted below) resulting from the addition of volumes in the D-J Basin due to increased activity. The Company also had an increase of 0.98 MMBoe in proved developed non-producing reserves resulting from wells moving from proved undeveloped to proved developed in the D-J Basin Asset and Permian Basin offset by a 0.35 MMBoe decrease in proved developed reserves related to natural decline in existing production base.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2023 and 2022, respectively:

	2023	2022
Proved Developed Reserves
Crude Oil (MBbls)	1,869	2,147
Natural Gas (Mmcf)	2,998	3,150
NGL (MBbls)	255	304
Oil Equivalents (MMBoe)	2,624	2,976

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	702	146
Natural Gas (Mmcf)	1,229	214
NGL (MBbls)	144	38
Oil Equivalents (MMBoe)	1,051	220

Proved Undeveloped Reserves
Crude Oil (MBbls)	8,787	9,319
Natural Gas (Mmcf)	15,659	13,016
NGL (MBbls)	1,975	1,454
Oil Equivalents (MMBoe)	13,372	12,942

Proved Reserves
Crude Oil (MBbls)	11,358	11,612
Natural Gas (Mmcf)	19,886	16,380
NGL (MBbls)	2,374	1,796
Oil Equivalents (MMBoe)	17,046	16,137

Proved Undeveloped Reserves

The following table is a reconciliation of the change in our PUD reserves for the periods indicated below (quantities in net MBoe):

Proved undeveloped reserves, December 31, 2021	12,487
Transfers to proved developed	(887)
Additions	3,619
Revisions of prior estimates	(2,276)
Proved undeveloped reserves, December 31, 2022	12,942
Transfers to proved developed	(809)
Additions	3,592
Revisions of prior estimates	(2,353)
Proved undeveloped reserves, December 31, 2023	13,372

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

For the year ended December 31, 2023, total proved undeveloped reserves (PUDs) increased by 430 MBoe to 13,372 MBoe, primarily related to the following:

•	Transfer of 809 MBoe from PUD to proved developed reserves in D-J Basin (561 MBoe) and Permian Basin Asset (248 MBoe) based on total capital expenditures during 2023;

•	Additions of 3,592 MBoe related to the development of operated and non-operated sections in the D-J Basin (2,968 MBoe) and operated sections in Permian Basin (624 MBoe); and

•

Revisions related to increase in leasehold and minerals and expected performance increase of 1,447 MBoe in the D-J Basin Asset based on offset well results, and decrease of 3,311 MBoe related to removal of PUD locations in Chaveroo of our Permian Basin Asset outside of the five-year development plan and decrease of 489 Mboe primarily related to reduced working interest in a recently developed unit.

We expect to spend an aggregate of $170–$200 million developing proved undeveloped reserves through December 31, 2028. All proved undeveloped reserves are scheduled to be developed within five years of initial booking. We expect to fund these development costs with cash from operations and cash on hand, supplemented as needed by proceeds from asset sales, private and public offerings, credit availability and equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, the Company’s Chief Executive Officer, and director, or entities which he controls, which funding Dr. Kukes is under no obligation to provide.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2023 and 2022 (in thousands):

101

	2023	2022
Proved oil and gas properties	$198,663	$178,435
Unproved oil and gas properties	-	-
Total oil & gas properties	198,663	178,435
Accumulated depreciation and depletion and impairment	(107,070)	(98,288)
Net Capitalized Costs	$91,593	$80,147

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Acquisition of properties
Proved	$5,704	$18
Unproved	-	-
Exploration costs	-	-
Development costs	21,523	23,113
Total	$27,227	$23,131

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Crude oil and natural gas revenues	$30,784	$30,034
Production costs	(9,831)	(10,397)
Depreciation and depletion and impairment	(10,265)	(10,069)
Results of operations for producing activities, excluding corporate overhead and interest costs	$10,688	$9,568

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2023 and 2022. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Future cash inflows	$972,432	$1,248,436
Future production costs	(250,681)	(320,078)
Future development costs	(202,842)	(180,739)
Future income taxes	(121,204)	(230,937)
Future net cash flows	397,705	526,682
Discount to present value at 10% annual rate	(207,344)	(251,766)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$190,361	$274,916

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Standardized measure, beginning of year	$274,916	$163,967
Crude oil and natural gas sales, net of production costs	(22,779)	(19,817)
Net changes in prices and production costs	(76,156)	89,565
Extensions, discoveries, additions and improved recovery	-	-
Changes in estimated future development costs	(7,068)	1,493
Development costs incurred	-	-
Revisions of previous quantity estimates	(15,021)	67,995
Accretion of discount	(11,697)	36,819
Net change in income taxes	58,301	(66,928)
Purchases of reserves in place	-	1,818
Sales of reserves in place	(10,151)	-
Change in timing of estimated future production	16	4
Standardized measure, end of year	$190,361	$274,916

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023, the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CAO concluded as of December 31, 2023, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework (2013).  We previously had identified a material weakness in our internal control over financial reporting relating to the completeness and accuracy of the Company’s oil, NGL and natural gas sales revenue accrual, which weakness existed during, and was reported in, our Quarterly Report on Form 10-Q for the period ended June 30, 2023.  To remediate this material weakness, changes were subsequently made to the Company’s internal control for validating the Company’s oil, NGL and natural gas revenue accrual process for third-party operated properties.  Specifically, management implements additional controls consisting of validating production detail of source documentation for the new well revenue accruals and has determined that the control is now operating effectively.

In addition, through the course of the Company’s preparation of its year-ended December 31, 2023 financial statements, a material weakness in our internal control over financial reporting was identified which related to the review of our inputs to the depreciation, depletion, and amortization calculations, specifically that we did not have effective controls over the proper inclusion of all developed reserves in our calculation of depreciation, depletion, and amortization of our reserves and the proper exclusion of certain segments of certain wells towards the end of the life in the reserve quantity estimates.  We have already developed a plan to implement new controls and procedures designed to address the identified material weakness. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

Based on our assessment, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, outside of the changes discussed above.

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

ITEM 9B. OTHER INFORMATION.

a.

Termination of Sales Agreement. Effective March 15, 2024, the Company terminated that certain Sales Agreement, dated November 17, 2021, entered into with Roth Capital Partners, LLC, which was entered into in connection with the ATM Offering. Sales under the Sales Agreement were to be made under the Company’s Form S-3 shelf registration statement, which has now expired, and as such, the Company is not currently eligible to sell any additional securities under the Sales Agreement, and has, accordingly, terminated the Sales Agreement. No termination penalties were incurred by the Company.

b.

Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Name	Age	Position

John J. Scelfo	66	Chairman of the Board
Dr. Simon G. Kukes	77	Chief Executive Officer and Director
J. Douglas Schick	48	President
Paul Pinkston	56	Chief Accounting Officer
Clark R. Moore	51	Executive Vice President, General Counsel and Secretary
H. Douglas Evans	75	Director

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

Dr. Simon G. Kukes, Chief Executive Officer and Director (Chief Executive and Director since July 2018)

Dr. Simon G. Kukes is a global investor and executive with over 40 years’ experience in the oil industry.  He served as the principal of his personal investment company, SK Energy LLC, from April 2013 until its dissolution in December 2022. From January 2005 to April 2013, Dr. Kukes was an investor and CEO of Samara-Nafta, a joint venture with the U.S.-based international oil company Hess Corporation, and from 2003 to 2004 he served as CEO and Chairman of Yukos Oil Company.  From 1998 until it combined with British Petroleum in 2003 to create TNK-BP, Dr. Kukes served as Chief Executive of Tyumen Oil Company (TNK).  From 1979 to 1986 he served as Technical Director and Vice President of Business Development for Phillips Petroleum and Amoco.  Dr. Kukes (who is a dual citizen of the United States and Israel) currently serves on the board of directors and is an investor in numerous international companies, including Leverate Technological Trading Ltd., an Israel-based technology company and trading platform provider (since October 2014 and as Chairman for two years), Fletschhorn, a Swiss-based hotel and restaurant company (as Chairman since June 2014), and GLAMZ Ltd., a privately-held Israel-based booking platform for the beauty industry (as Chairman since June 2018).  In addition, from 1999 to 2007 Dr. Kukes served on the board of directors of global pharmaceutical company Amarin Corporation (Nasdaq:  AMRN), and from 2000 to 2003 on the board of directors of Tulsa, Oklahoma-based Parker Wellbore (formerly NYSE-listed Parker Drilling Company), a global provider of contract drilling and drilling-related services.

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

J. Douglas Schick, President

Mr. Schick has over twenty-five years of experience in the oil and gas industry. Prior to joining the Company as President on August 1, 2018, Mr. Schick was employed by American Resources, Inc., a Houston, Texas-based privately-held oil and gas investment, development and operating company which he co-founded and continues to serve as Chief Executive Officer (from August 2017 to the present) and formerly as Chief Financial Officer and Vice President of Business Development (from August 2013 to August 2017), provided that Mr. Schick’s service to American Resources requires only minimal time commitment from Mr. Schick that does not conflict with his duties and responsibilities to the Company. Prior to starting American Resources, Mr. Schick served as the founder, owner and principal of J. Douglas Enterprises, a Houston, Texas-based energy industry focused business development and financial consulting firm (from June 2011 to August 2013) as Vice President of Finance (from January 2011 until its sale in June 2011) for Highland Oil and Gas, a private equity-backed E&P company headquartered in Houston, Texas, as Manager of Planning and then Director of Planning at Houston, Texas-based Mariner Energy, Inc. (from December 2006 until its merger with Apache Corp. in December 2010), and in various roles of increasing responsibility in finance, planning, M&A, treasury and accounting at The Houston Exploration Company, ConocoPhillips and Shell Oil Company (from 1998 to 2006).

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

Board Leadership Structure

Our board of directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our shareholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer (“CEO”). Mr. John J. Scelfo serves as Chairman and Dr. Simon G. Kukes serves as CEO. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Dr. Kukes) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters.

The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board evaluates its structure periodically, as well as when warranted by specific circumstances, in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

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

The Board exercises direct oversight of strategic risks to us. Our Audit Committee reviews and assesses our processes to manage business and financial risk and financial reporting risk. It also reviews our policies for risk assessment and assesses steps management has taken to control significant risks. Our Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or the relevant committee, which provides the relevant oversight on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s corporate governance guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance.

Our Chairman can represent the board in communications with stockholders and other stakeholders but cannot individually (however the full Board can) override our Chief Executive Officer on, any risk matters. Additionally, our Chairman has not traditionally provided input on design of the Board itself, which instead comes from the full Board.

While the Board and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Director Independence

Our board of directors has determined that Mr. Scelfo and Mr. Evans are independent directors as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act. Accordingly, over 50% of the members of our board of directors are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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
Dr. Simon G. Kukes
John J. Scelfo (1)	C	C	M	x
H. Douglas Evans	M	M	C	x

C - Chairman of Committee.

M – Member.

(1) – Chairman of the board of directors.

Each of these committees has the duties described below and operates under a charter that has been approved by our board of directors. The Charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are each incorporated by reference as Exhibits 99.4, 99.3 and 99.2, respectively, to this Annual Report and are posted on our website. Our website address is http://www.PEDEVCO.com. Information contained on our website is expressly not incorporated by reference into this Annual Report.

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

During the year ended December 31, 2023, the audit committee held five meetings.

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

During the year ended December 31, 2023, the compensation committee held two meetings.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Messrs. John J. Scelfo (Chairman) and H. Douglas Evans, who are each independent members of our board of directors. No member of the compensation committee is an employee or a former employee of the Company. During fiscal 2023, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the compensation committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by shareholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for shareholder proposals under “Stockholder Proposals for 2024 Annual Meeting of Stockholders and 2024 Proxy Materials” beginning on page 45 of our definitive proxy statement for the 2023 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2023, the nominating and corporate governance committee held one meeting.

Website Availability of Documents

The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conducts and Ethics can be found on our website at https://pedevco.com/ped/corporate_governance. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this Report.

Outside Advisors

Our Board and each of its committees may retain outside advisors, legal counsel, and consultants of their choosing at our expense. The Board and its committees need not obtain management’s consent to retain such outside advisors, legal counsel, and consultants.

Controlled Company Status

Because Dr. Kukes controls a majority of our outstanding voting power, we are a “controlled company” under the corporate governance rules of the NYSE American. Therefore, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. We have nevertheless opted to meet the requirements under the NYSE American listing rules for smaller reporting companies, such as the Company, which requires a board of directors be comprised of at least 50% independent directors and to have a compensation, nominating and governance committee comprised of independent directors, as more fully described herein.

Pledging of Shares

The ability of our directors and executive officers to pledge Company stock for personal loans and investments is inherently related to their compensation due to our use of equity awards and promotion of long-termism and an ownership culture. As such, the Company has no policies in place preventing or limiting any officer or directors’ ability to pledge their stock, other than limitations imposed pursuant to our Code of Business Conducts and Ethics and our Insider Trading Policy.

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

Rule 10b5-1 Trading Plans

Our executive officers and directors are encouraged to conduct purchase or sale transactions under a trading plan established pursuant to Rule 10b5-1 under the Exchange Act. Through a Rule 10b5-1 trading plan, the executive officer or director contracts with a broker to buy or sell shares of our common stock on a periodic basis. The broker then executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from them. The executive officer or director may amend or terminate the plan in specified circumstances.

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

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. Additionally, on November 8, 2023, the Board of Directors of the Company adopted a Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”), to comply with the final clawback rules adopted by the U.S. Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the New York Stock Exchange Listed Company Manual (the “NYSE Rules” and, together with Rule 10D-1, the “Final Clawback Rules”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive compensation from current and former officers of the Company as defined in Rule 10D-1 (“Covered Officers”) in the event the Company is required to prepare an accounting restatement as specified in the Clawback Policy. Under the Clawback Policy, the Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of October 2, 2023.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2023, the Board held eight meetings and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended all of the board of directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2023, except for one Board meeting from which former director Mr. Siem was absent with notice. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017, September 27, 2018, August 28, 2019, August 27, 2020, September 1, 2021, August 25, 2022 and August 31, 2023, at which meetings all directors were present in person, via teleconference or via virtual attendance. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Executive Sessions of the Board of Directors

The independent members of our board of directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its shareholders. The Company’s shareholders voted on say-on-pay matters in 2023 and approved a three year-frequency for future “say on pay” votes, with the next such vote being held at the Company’s 2026 annual meeting.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2023 were timely made.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2023 and 2022 to (a) Dr. Simon G. Kukes, our Chief Executive Officer and Director, (b) J. Douglas Schick, our current President, (c) Clark R. Moore, our Executive Vice President, General Counsel and Secretary, and (d) Paul A Pinkston, our Chief Accounting Officer (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2023 or 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Dr, Simon G. Kukes	2023	-	-	436,000	(1)	-	-		436,000
Chief Executive Officer	2022	-	-	468,000	(2)	-	-		468,000
						-
J. Douglas Schick	2023	290,000	102,000	381,500	(3)	-	13,587	(4)	787,087
President	2022	286,667	95,000	351,000	(5)	-	12,483	(4)	745,150
						-
Clark R. Moore	2023	280,000	98,000	327,000	(6)	-	19,800	(4)	724,800
Executive Vice President, General Counsel and Secretary	2022	277,500	90,000	351,000	(7)	-	18,300	(4)	736,800
						-
Paul A. Pinkston	2023	160,000	37,000	218,000	(8)	-	11,820	(4)	426,820
Chief Accounting Officer	2022	158,333	25,000	234,000	(9)	-	11,000	(4)	428,333

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

(1)	Consists of the value of 400,000 shares of restricted common stock granted in January 2023 at $1.09 per share.
(2)	Consists of the value of 400,000 shares of restricted common stock granted in January 2022 at $1.17 per share.
(3)	Consists of the value of 350,000 shares of restricted common stock granted in January 2023 at $1.09 per share.
(4)	Consists of Company matching contributions of up to 6% of the applicable officer's salary into the Company's sponsored 401(k) plan, subject to IRS and plan limits.
(5)	Consists of the value of 300,000 shares of restricted common stock granted in January 2022 at $1.17 per share.
(6)	Consists of the value of 300,000 shares of restricted common stock granted in January 2023 at $1.09 per share.
(7)	Consists of the value of 300,000 shares of restricted common stock granted in January 2022 at $1.17 per share.
(8)	Consists of the value of 200,000 shares of restricted common stock granted in January 2023 at $1.09 per share.
(9)	Consists of the value of 200,000 shares of restricted common stock granted in January 2022 at $1.17 per share.

Outstanding Equity Awards at Year Ended December 31, 2023

The following table sets forth information as of December 31, 2023 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards(4)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(5)
Dr. Simon G. Kukes	-	-	-	-	100,000	(1)	$77,000
	-	-	-	-	266,667	(2)	$205,334
	-	-	-	-	400,000	(3)	$308,000

J. Douglas Schick	-	-	-	-	83,334	(1)	$64,167
	-	-	-	-	200,000	(2)	$154,000
	-	-	-	-	350,000	(3)	$269,500

Clark R. Moore	-	-	-	-	83,334	(1)	$61,167
	-	-	-	-	200,000	(2)	$154,000
	-	-	-	-	300,000	(3)	$231,000

Paul A. Pinkston	-	-	-	-	46,667	(1)	$35,934
	-	-	-	-	133,334	(2)	$102,667
	-	-	-	-	200,000	(3)	$154,000

(1)	Stock award vests on January 19, 2024, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(2)	Stock award vests 50% on January 25, 2024, and January 25, 2025, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(3)

Stock award vests 33.3% on January 23, 2024, 33.3% on January 23, 2025, and 33.4% on January 23, 2026, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.

(4)	There were no unearned shares, units or other rights that have not vested as of December 31, 2023.
(5)	Calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year (December 31, 2023 and $0.77 per share) by the number of shares of stock.

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 11 – Share-Based Compensation”, for equity issuances to executive officers for the years ended December 31, 2023 and 2022, respectively.

Compensation of Directors

We compensate our Board members with stock-based compensation from time to time, as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
John J. Scelfo	$-	$118,875	$-	$118,875
H. Douglas Evans	$-	$80,835	$-	$80,835
Ivar Siem (3)	$-	$-	$-	$-

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation.  Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)

Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 11 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. As of December 31, 2023, the following outstanding and unvested shares of restricted stock were held by each of the above non-executive directors:   John J. Scelfo – 125,000 shares; and H. Douglas Evans – 85,000 shares.

118

(2)

Mr. Scelfo and Mr. Evans received grants of 125,00 and 85,000 shares of restricted stock, respectively, on August 31, 2023, with an aggregate grant date fair value of $118,875 and $80,835, respectively, which will vest in full on July 12, 2024 and September 27, 2024, respectively, subject to such person’s continued service on the Board.  For the year ended December 31, 2023, there was a compensation expense of $67,000 recognized by the Company related to these grants.

(3)	Passed away on July 18, 2023.

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

Agreements with Current Named Executive Officers

Dr. Simon G. Kukes. Dr. Simon G. Kukes has verbally agreed to receive an annual salary of $1 as his compensation for serving as Chief Executive Officer of the Company and as a member of the Board of Directors and to not charge the Company for any personal business expenses he incurs in connection with such positions. Notwithstanding the above, Dr. Kukes waived, and was not paid, any salary for 2023 or 2022. Notwithstanding the above, Dr. Kukes may receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time, provided that none are currently contemplated. Notwithstanding the above, the Board of Directors has historically issued Dr. Kukes restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2023 and 2022 are described in the table above.

J. Douglas Schick. On August 1, 2018, in connection with his appointment as President of the Company, we entered into an offer letter with J. Douglas Schick (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Schick agreed to serve as President of the Company on an at-will basis; the Company agreed to pay Mr. Schick $20,833 per month, but has been increased, effective February 1, 2024, to $25,375 per month; and Mr. Schick is eligible for an annual bonus in the discretion of the Company totaling up to 40% of his then current salary and may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Schick restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2022 and 2023 are described in the table above. Mr. Schick’s employment may be terminated by him or the Company with 30 days’ prior written notice. In the event Mr. Schick’s employment with the Company is terminated by the Company without “Cause,” the Company will (a) pay Mr. Schick an amount equal to twelve (12) months of his then-current annual base salary, and (b) immediately accelerate by twelve (12) months the vesting of all outstanding Company restricted stock and options exercisable for Company capital stock held by Mr. Schick. For purposes of the Offer Letter, “Cause” means Mr. Schick’s (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of the Company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of the Company and which has, or could reasonably be deemed to result in, a material adverse effect upon the Company; (4) illegal use or distribution of drugs; (5) willful material violation of any policy or code of conduct of the Company; or (6) material breach of any provision of the Offer Letter or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of the Company or any of its affiliates, all as reasonably determined in good faith by the Board of Directors of the Company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after the Company notifies him in writing that Cause exists.

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

Clark R. Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013 and January 25, 2022, with Clark Moore, its Executive Vice President, Secretary and General Counsel (the “Moore Employment Agreement”), pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current base salary of $24,500 per month, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion, provided that Mr. Moore may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Moore restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2022 and 2023 are described in the table above. Mr. Moore’s salary may be increased from time to time in the discretion of the Board or Compensation Committee, without amending the Moore Employment Agreement. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 12 months’ salary and target bonus to Mr. Moore, and full acceleration of vesting of any outstanding Company stock options or restricted stock held, in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information but does not contain a general restriction on engaging in competitive activities.

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

Mr. Moore’s salary may be increased from time to time in the discretion of the Board or Compensation Committee, without amending the Employment Agreement.

Paul A. Pinkston.On December 1, 2018, the Company appointed Mr. Pinkston as the Chief Accounting Officer of the Company and Mr. Pinkston commenced employment with the Company pursuant to the terms of an Offer Letter, dated October 16, 2018, and effective December 1, 2018, entered into by and between the Company and Mr. Pinkston (the “Pinkston Offer Letter”). Also effective on December 1, 2018, Mr. Pinkston commenced serving as the Company’s Principal Financial and Accounting Officer.

Pursuant to the Pinkston Offer Letter, Mr. Pinkston agreed to serve as Chief Accounting Officer of the Company on an at-will basis, the Company agreed to pay Mr. Pinkston $11,666.67 per month (which has been increased, effective February 1, 2024, to $14,000 per month), Mr. Pinkston is eligible for an annual bonus in the discretion of the Board of Directors of the Company totaling up to 30% of his then current salary, provided that Mr. Pinkston may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Pinkston restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2023 and 2022 are described in the table above. Mr. Pinkston’s employment may be terminated by him or the Company with 30 days prior written notice.

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

2024 Salary Increases

On January 26, 2024, after recommendation by the Compensation Committee of the Company’s Board of Directors, the Board of Directors of the Company, in connection with the Company’s annual compensation review, approved: (A) a 5% increase of the annual base salaries for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, from $160,000 to $168,000, (ii) Mr. J. Douglas Schick, the President of the Company, from $290,000 to $304,500, and (iii) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company, from $280,000 to $294,000, all effective February 1, 2024 (none of the increases in salary were documented by written agreements or amendments); and (B) cash bonuses for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, in the amount of $35,000, (ii) Mr. J. Douglas Schick, the President of the Company, in the amount of $120,000, and (iii) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company in the amount of $110,000.

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

As of the date of this Annual Report, options to purchase 1,450,000 shares of common stock and 5,005,000 shares of restricted stock have been issued under the 2021 Plan, with 1,545,000 shares of common stock remaining available for issuance under the 2021 Plan. The options have a weighted average exercise price of $0.98 per share and have expiration dates ranging from 2027 to 2029.

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

As of the date of this Annual Report, options to purchase 642,334 shares of common stock remain outstanding and 6,449,503 shares of restricted stock have been issued under the 2012 Plan. The options have a weighted average exercise price of $1.51 per share and have expiration dates ranging from 2025 to 2026.  The Company cannot grant any additional awards under the 2012 Plan pursuant to its terms since more than 10 years have passed since its original adoption.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 15, 2024, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 15, 2024, there were 89,355,267 shares of common stock and no shares of preferred stock issued and outstanding.

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

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Dr. Simon G. Kukes (2)	59,397,941	66.5%
J. Douglas Schick (3)	1,255,467	1.4%
Clark R. Moore (4)	908,201	1.0%
Paul A. Pinkston (5)	749,700	*
H. Douglas Evans (6)	375,000	*
John J. Scelfo (7)	349,500	*

All Named Executive Officers and Directors as a group (seven persons)	63,035,809	70.5%

Greater than 5% Stockholders
The SGK 2018 Revocable Trust (8)	51,791,325	58.0%

*Less than 1%.

Unless otherwise stated, the address of each stockholder is c/o PEDEVCO Corp., 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.

(1)	Ownership voting percentages are based on 89,355,267 total shares of common stock which were outstanding as of March 15, 2024.

(2)

Consisting of the following: (a) 51,791,325 shares of common stock held by The SGK 2018 Revocable Trust, a family trust of which Dr. Kukes is the trustee, beneficiary and which Dr. Kukes is deemed to beneficially own; (b) 4,571,522 shares of fully-vested common stock held by Dr. Kukes; (c) 950,001 unvested shares of common stock held by Dr. Kukes, 133,334 of which vest on January 25, 2025, 133,333 of which vest on January 23, 2025 and 133,334 of which vest on January 23, 2026, 183,333 of which vest on each of January 26, 2025 and January 26, 2026, and 183,334 of which vest on January 26, 2027, provided that Dr. Kukes remains employed by us, or is a consultant to us, on such vesting dates; (d) 3,000 shares of fully-vested common stock held by the spouse of Dr. Kukes; and (e) options to purchase 15,000 shares, 10,000 shares and 6,666 shares of common stock exercisable by the spouse of Dr. Kukes at an exercise price of $1.68, $1.39 and $1.09 per share, respectively. Dr. Kukes has voting control over his unvested shares of common stock.

(3)

Consisting of the following: (a) 397,133 shares of fully-vested common stock held by Mr. Schick; and (b) 858,334 unvested shares of common stock held by Mr. Schick, 100,000 which vest on January 25, 2025, 116,667 of which vest on each of January 23, 2025 and January 23, 2026, and 175,000 of which vest on each of January 26, 2025 , January 26, 2026 and January 26, 2027, in each case provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. Mr. Schick has voting control over his unvested shares of common stock.

(4)

Consisting of the following: (a) 155,334 shares of fully-vested common stock held by Mr. Moore; (b) 2,867 fully-vested shares of common stock held by Mr. Moore’s minor child, which he is deemed to beneficially own; and (c) 750,000 unvested shares of common stock held by Mr. Moore, 100,000 of which vest on January 25, 2025, 100,000 of which vest on each of January 23, 2025 and January 23, 2026, and 150,000 of which vest on each of January 26, 2025, January 26, 2026 and January 26, 2027, in each case provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates. Mr. Moore has voting control over his unvested shares of common stock.

(5)

Consisting of the following: (a) 299,699 shares of fully-vested common stock held by Mr. Pinkston; and (b) 450,001 unvested shares of common stock, 66,667 of which vest on January 25, 2025, 66,667 of which vest on each of January 23, 2025 and January 23, 2026, and 83,333 of which vest on each of January 26, 2025 and January 26, 2026, and 83,334 of which vest on January 26, 2027, in each case provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of common stock.

(6)

Consisting of the following: (a) 290,000 shares of fully-vested common stock held by Mr. Evans; and (b) 85,000 unvested shares of common stock, which vest on September 27, 2024, provided that Mr. Evans remains a director, employee of, or consultant to us on such vesting date. Mr. Evans has voting control over his unvested shares of common stock.

(7)

Consisting of the following: (a) 224,500 shares of fully-vested common stock held by Mr. Scelfo; and (b) 125,000 unvested shares of common stock, which vest on July 12, 2024, provided that Mr. Scelfo remains a director, employee of, or consultant to us on such vesting date. Mr. Scelfo has voting control over his unvested shares of common stock.

(8)

Consisting of 51,791,325 shares of common stock held by The SGK 2018 Revocable Trust. The SGK 2018 Revocable Trust is a family trust of which Dr. Kukes is the trustee and beneficiary, and as such, Dr. Kukes is deemed to be the beneficial owner of the shares held by The SGK 2018 Revocable Trust.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2023, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	642,334	$1.51	4,110,000	(2)
Equity compensation plans not approved by stockholders	-		-
Total	642,334	$1.51	4,110,000

(1)	Consists of options to purchase 642,334 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan.

(2)

Consists of 4,110,000 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2021 Equity Incentive Plan.  Does not include shares of common stock available for issuance under the 2012 Plan or 2012 Pre-Merger Plan as the Company has determined that it can no longer issue awards thereunder.

The Company’s equity compensation plans are discussed in greater detail above under “Item 11. Executive Compensation” - “Equity Incentive Plans”.

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since January 1, 2022, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

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

Effective November 8, 2019, the Company entered into an Advisory Agreement and Restricted Shares Grant Agreement with Viktor Tkachev, previously a greater than 10% shareholder of the Company (who acquired $12 million of shares of common stock on September 17, 2019), under which Mr. Tkachev agreed to provide strategic planning and business development services, and pursuant to which 100,000 shares of restricted common stock were awarded to Mr. Tkachev under the Company’s Amended and Restated 2012 Equity Incentive Plan vesting in full on the six-month anniversary of the grant date, subject to his continued service with the Company, in consideration for advisory services to be provided by Mr. Tkachev to the Company. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language, and unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement had an indefinite term but was mutually terminated on March 10, 2022. No early termination penalties were incurred by the Company.

Effective November 8, 2019, the Company entered into an Advisory Agreement with Ivar Siem, a former member of the Board of Directors, pursuant to which the 50,000 restricted shares of common stock previously awarded to Mr. Siem on August 28, 2019 under the 2012 Equity Incentive Plan became fully vested on July 12, 2020. The Advisory Agreement contains customary confidentiality, indemnification and no conflict language; and, unless terminated by the Company or the advisor with 15 days prior written notice for any reason, the Advisory Agreement had an indefinite term but was mutually terminated on March 10, 2022. No early termination penalties were incurred by the Company.

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

Director Independence

The Board annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with the NYSE American’s listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Our Board has determined that Mr. Scelfo and Mr. Evans are independent directors as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act. Accordingly, 50% of the members of our Board are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is independent within the meaning of NYSE American director independence standards applicable to members of such committees, as currently in effect.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent public accounting firm is Marcum LLP, Houston, Texas, PCAOB Auditor ID 688.

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2023 and 2022 (in thousands).

	2023	2022
Audit Fees (1)	$239	$218
Audit-Related Fees (2)	-	-
Tax Fees (3)	53	52
All Other Fees (4)	48	21
Total	$340	$291

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2023 and 2022 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Marcum LLP for 2023 and 2022.

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

(3) Exhibits required by Item 601 of Regulation S-K

		Filed or	Incorporated By Reference
Exhibit No.	Description	furnished With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number

2.1	Purchase and Sale Agreement dated November 9, 2023, by and among Pacific Energy Development Corp. and EOR Operating Company, as sellers and Tilloo Exploration and Production, LLC, as purchaser		8-K	2.1	11/9/2023	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	3/27/2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	6/26/2018	001-35922
3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	3/6/2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	12/6/2012	000-53725
3.8	Amendment to Bylaws (October 21, 2016)		8-K	3.1	10/21/2016	001-35922
3.9	Amendment to Bylaws (August 25, 2022)		8-K	3.1	8/26/2022	001-35922

4.1	Description of Securities of the Registrant	10-K	4.1	3/30/2020	001-35922
4.2	Form of Common Stock Certificate for PEDEVCO CORP.	S-3	4.1	10/23/2013	333-191869
10.1	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **	S-8	4.2	10/31/2013	333-192002
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement **	S-8	4.3	10/31/2013	333-192002
10.3	PEDEVCO Corp. - Form of Indemnification Agreement **	10-K	10.11	3/31/2014	001-35922
10.4	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **	10-K	10.2	3/31/2014	001-35922
10.5	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.43	3/31/2014	001-35922
10.6	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014	10-K	10.44	3/31/2014	001-35922
10.7	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	3/31/2014	001-35922
10.8	Offer Letter with J. Douglas Schick as President dated August 1, 2018**	8-K	10.4	8/1/2018	001-35922
10.9	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**	8-K	10.1	12/3/2018	001-35922
10.1	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**	S-8	4.1	8/29/2019	333-233525
10.11	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.**	8-K	10.3	3/31/2020	001-35922
10.12	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.**	8-K	10.5	3/31/2020	001-35922
10.13	PEDEVCO Corp. 2021 Equity Incentive Plan**	8-K	10.1	9/1/2021	001-35922
10.14	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement**	S-8	99.3	9/1/2021	333-259248

10.15	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement**		S-8	99.2	9/1/2021	333-259248
10.16	Amendment No. 3 to Employment Agreement between PEDEVCO Corp. and Clark R. Moore**		8-K	10.4	1/27/2022	001-35922
10.17	Sublease Letter Agreement, dated August 25, 2022, entered into by and between PEDEVCO Corp. and SK Energy LLC**		8-K	10.1	8/26/2022	001-35922
10.18#	Participation Agreement, dated September 12, 2023, entered into by and between PEDEVCO Corp. and Evolution Petroleum Corporation		8-K	10.1	9/13/2023	001-35922
10.19	Stock Purchase Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.1	11/9/2023	001-35922
10.2	Promissory Note dated November 9, 2023, executed by Tilloo Exploration and Production, LLC		8-K	10.2	11/9/2023	001-35922
10.21	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.3	11/9/2023	001-35922
10.23	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.4	11/9/2023	001-35922
10.24	Mortgage dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.5	11/9/2023	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	8/8/2012	000-53725
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Marcum LLP	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97.1	PEDEVCO Corp., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation **		10-Q	10.2	11/9/2023	001-35922
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2023	X
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	9/5/2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.2	9/5/2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	9/5/2013	001-35922
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

X	Filed herewith.
*	Furnished herein.
**	Indicates management contract or compensatory plan or arrangement.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

ITEM 16. FORM 10-K SUMMARY.

               None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

March 15, 2024	By:	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer and Director
(Principal Executive Officer)

March 15, 2024	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Dr. Simon G. Kukes	Chief Executive Officer and Director	March 15, 2024
Dr. Simon G. Kukes	(Principal Executive Officer)

By: /s/ Paul A. Pinkston	Chief Accounting Officer	March 15, 2024
Paul A. Pinkston	(Principal Financial and Accounting Officer)

By: /s/ John J. Scelfo	Chairman of the Board of Directors	March 15, 2024
John J. Scelfo

By: /s/ H. Douglas Evans	Director	March 15, 2024
H. Douglas Evans

