Form 10-Q
period 2024-03-31
PEDEVCO CORP
filed 2024-05-15
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

At May 14, 2024, there were 89,355,267 shares of the Registrant’s common stock outstanding.

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 18, 2024. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,294	$18,515
Accounts receivable – oil and gas	6,735	5,790
Note receivable, current	106	42
Prepaid expenses and other current assets	196	260
Total current assets	20,331	24,607

Oil and gas properties:
Oil and gas properties, subject to amortization, net	87,538	79,186
Oil and gas properties, not subject to amortization, net	6,584	12,407
Total oil and gas properties, net	94,122	91,593

Note receivable	1,062	1,099
Operating lease – right-of-use asset	293	316
Other assets	2,487	2,443
Total assets	$118,295	$120,058

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,064	$6,580
Accrued expenses	1,280	8,712
Revenue payable	1,918	3,371
Operating lease liabilities – current	91	89
Asset retirement obligations – current	185	147
Total current liabilities	15,538	18,899

Long-term liabilities:
Operating lease liabilities, net of current portion	204	227
Asset retirement obligations, net of current portion	2,539	2,166
Total liabilities	18,281	21,292

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 89,355,267 and 87,250,267 shares issued and outstanding, respectively	89	87
Additional paid-in capital	225,629	225,156
Accumulated deficit	(125,704)	(126,477)
Total shareholders’ equity	100,014	98,766
Total liabilities and shareholders’ equity	$118,295	$120,058

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Oil and gas sales	$8,116	$8,164

Operating expenses:
Lease operating costs	2,531	2,466
Selling, general and administrative expense	1,495	1,488
Depreciation, depletion, amortization and accretion	3,485	2,581
Total operating expenses	7,511	6,535

Gain on disposal of fixed asset	12	-

Operating income	617	1,629

Other income:
Interest income	149	98
Other income	7	35
Total other income	156	133

Net income	$773	$1,762

Earnings per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:
Basic	88,753,838	86,720,823
Diluted	88,753,838	86,720,823

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$773	$1,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	3,485	2,581
Amortization of right-of-use asset	28	26
Share-based compensation expense	475	518
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(945)	(3,358)
Gain on disposal of fixed asset	(12)	-
Note receivable accrued interest	(27)	-
Prepaid expenses and other current assets	64	100
Accounts payable	(62)	35
Accrued expenses	(6,621)	136
Revenue payable	(1,453)	(18)
Net cash (used in) provided by operating activities	(4,295)	1,782

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(883)	(17,032)
Cash received for sale of vehicle	12	-
Cash paid for vehicle	(55)	(41)
Net cash used in investing activities	(926)	(17,073)

Net decrease in cash, cash equivalents and restricted cash	(5,221)	(15,291)
Cash, cash equivalents and restricted cash at beginning of period	20,715	32,977
Cash, cash equivalents and restricted cash at end of period	$15,494	$17,686

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$(4,709)	$10,534
Changes in estimates of asset retirement costs, net	$102	$6
Issuance of restricted common stock	$2	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2023	87,250,267	$87	$225,156	$(126,477)	$98,766
Issuance of restricted common stock	2,105,000	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	773	773
Balances at March 31, 2024	89,355,267	$89	$225,629	$(125,704)	$100,014

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459
Issuance of restricted common stock	1,250,000	1	(1)	-	-
Share-based compensation	-	-	518	-	518
Net income	-	-	-	1,762	1,762
Balances at March 31, 2023	87,040,267	$87	$223,631	$(124,979)	$98,739

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 18, 2024 (the “2023 Annual Report”), have been omitted.

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesburg Basin (“D-J Basin”) in Colorado and Wyoming.  The Company holds its Permian Basin leasehold acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and operates its Permian Basin Asset through its wholly-owned operating subsidiary Ridgeway Arizona Oil Corp.  The Company holds its D-J Basin leasehold acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through its wholly-owned subsidiary PRH Holdings LLC, which asset the Company refers to as its “D-J Basin Asset,” and operates its D-J Basin Asset through its wholly-owned operating subsidiary Red Hawk Petroleum, LLC (“Red Hawk”).

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2023 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2023.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Oil sales	$7,454	$7,460
Natural gas sales	333	504
Natural gas liquids sales	329	200
Total revenue from customers	$8,116	$8,164

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2024.

NOTE 5 – CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Cash and Cash Equivalents	$13,294	$18,515
Restricted cash included in other assets	2,200	2,200
Total cash and cash equivalents and restricted cash	$15,494	$20,715

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Disposals	Transfers	Balance at March 31, 2024
Oil and gas properties, subject to amortization	$185,403	$5,073	$-	$6,342	$196,818
Oil and gas properties, not subject to amortization	12,407	519	-	(6,342)	6,584
Asset retirement costs	853	102	-	-	955
Accumulated depreciation, depletion and impairment	(107,070)	(3,165)	-	-	(110,235)
Total oil and gas assets	$91,593	$2,529	$-	$-	$94,122

For the three-month period ended March 31, 2024, the Company incurred $5,362,000 of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in 13 new non-operated wells in the D-J Basin in which the Company participated and the Company’s completion operations with respect to three operated wells with a third-party in the Permian Basin, together with costs related to certain workovers for lift conversions and cleanouts in the Company’s D-J Basin Asset.

The Company also acquired approximately 407 net lease acres, in and around its existing footprint in the D-J Basin, through multiple transactions with total acquisition and due diligence costs of $230,000.

The depletion recorded for production on proved properties for the three months ended March 31, 2024 and 2023 amounted to $3,165,000 and $2,447,000, respectively.

NOTE 7 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR Operating Company (“EOR”) to Tilloo Exploration and Production LLC (“Tilloo”), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10.0% per annum, with no payments due during the first twelve months, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity.  The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. As of March 31, 2024, the Company recognized $106,000 of the Note in Current Assets, with the remaining balance of $1,062,000 (including $46,000 of accrued interest) included in Other Assets on the Company’s balance sheet.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2024
Balance at the beginning of the period (1)	$2,313
Accretion expense	309
Changes in estimates, net	102
Balance at end of period (2)	$2,724

____________

(1) Includes $147,000 of current asset retirement obligations at December 31, 2023.

(2) Includes $185,000 of current asset retirement obligations at March 31, 2024.

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

The Company had a lease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expired on August 31, 2023, which had a base monthly rent of approximately $10,000.  In December 2022, the Company entered into a new lease agreement for its existing office space that commenced on September 1, 2023, which expires on February 28, 2027. The base monthly rent is approximately $9,200 for the first 18 months and will increase to approximately $9,500 thereafter. The Company paid both a security deposit and prepaid rent of $14,700 and $14,700, respectively.

Supplemental cash flow information related to the Company’s operating office sublease is included in the table below (in thousands):

Three Months Ended
March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$28

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

March 31, 2024
Operating lease – right-of-use asset	$293

Operating lease liabilities - current	$91
Operating lease liabilities - long-term	204
Total lease liability	$295

The weighted-average remaining lease term for the Company’s operating lease is 2.9 years as of March 31, 2024, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2024	$83
2025	112
2026	115
Thereafter	19
Total lease payments	329
Less imputed interest	(34)
Total lease liability	$295

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin, no net acres expire during the remainder of 2024, and 5,829 net acres expire within the next two-year period (net to our direct ownership interest only). In the Permian Basin, 40 net acres are due to expire during the remainder of 2024 and no net acres expire within the next two-year period (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2024, the Company granted an aggregate of 2,105,000 restricted stock awards to various employees of the Company (see Note 11 below).

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

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2024, was $401,000. The remaining unamortized stock-based compensation expense at March 31, 2024 related to restricted stock was $1,844,000.

Options

On January 26, 2024, the Company granted options to purchase an aggregate of 460,000 shares of common stock to various Company employees at an exercise price of $0.6775 per share under the Company’s 2021 Equity Incentive Plan. The options have a term of five years and fully vest in January 2027, with 33.3% vesting each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $216,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 4.04% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 104% based on the trading history of the Company, and (4) zero expected dividends.

During the three months ended March 31, 2024, the Company recognized stock option expense of $74,000. The remaining amount of unamortized stock options expense at March 31, 2024 was $353,000.

The intrinsic value of outstanding and exercisable options at March 31, 2024 was $57,000.

Option activity during the three months ended March 31, 2024, was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2023	1,632,334	$1.28	2.8
Granted	460,000	$0.68
Outstanding at March 31, 2024	2,092,334	$1.14	3.1
Exercisable at March 31, 2024	1,122,334	$1.35	2.2

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

Numerator:	March 31, 2024	March 31, 2023
Net income	$773	$1,762

Effect of common stock equivalents	-	-
Net income adjusted for common stock equivalents	$773	$1,762

Denominator:
Weighted average common shares – basic	88,753,838	86,720,823

Dilutive effect of common stock equivalents:
Options	-	-

Denominator:
Weighted average common shares – diluted	88,753,838	86,720,823

Earnings per common share – basic	$0.01	$0.02

Earnings per common share – diluted	$0.01	$0.02

For the three months ended March 31, 2024, and 2023, share equivalents related to options to purchase 2,092,334 and 1,926,001 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2024 and 2023 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended March 31, 2024, and 2023, respectively.

NOTE 14 – SUBSEQUENT EVENTS

In April 2024, the Company increased its collateral by $447,000 for surety bonds for its New Mexico operations due to an updated assessment from the New Mexico Bureau of Land Management thereby increasing our restricted cash balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 4 of our Annual Report on Form 10‑K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 18, 2024.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2024 means the year ended December 31, 2024, whereas fiscal 2023 means the year ended December 31, 2023.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2024, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three-month periods ended March 31, 2024, and 2023, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming.  As of March 31, 2024, we held approximately 22,681 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of March 31, 2024, we held approximately 19,214 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of March 31, 2024, we held interests in 303 gross and 301.5 net wells in our Permian Basin Asset, of which 29 are active producers, two are active injectors and two are active salt water disposal wells, all of which are held by PEDCO and operated by RAZO, and interests in 110 gross (26.2 net) wells in our D-J Basin Asset held by PRH, all of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 75 gross (10.0 net) wells are non-operated, and 17 wells have an after-payout interest.

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

We also are committed to developing and monitoring environmental, social and governance (“ESG”) initiatives and the Board of Directors plans to evaluate the potential adoption of such initiatives from time to time, provided that no definitive ESG plans have been adopted to date.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our net capital expenditures for 2024 are estimated to range between $20 million to $30 million. This estimate includes a range of $17 million to $27 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $5.1 million through March 31, 2024) and approximately $3.0 million in estimated capital expenditures for electric submersible pump (ESP) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses (of which we have incurred approximately $0.3 million through March 31, 2024). This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity. Our 2024 capital expenditure estimate does not include expenditures for unanticipated expenses that may arise, including for opportunistic leasehold acquisitions and other extraordinary projects for which we have not budgeted (for which we have incurred approximately $0.2 million for opportunistic leasing acquisitions through March 31, 2024).  We also paid approximately $0.9 million in accrued capital expenditures for amounts related to our 2023 capital budget in 2024. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month periods ended March 31, 2024, and 2023, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended March 31, 2024, vs. Three Months Ended March 31, 2023

We reported net income for the three-month period ended March 31, 2024, of $0.8 million, or $0.01 per common share, compared to net income for the three-month period ended March 31, 2023 of $1.8 million or $0.02 per share. The decrease in net income of $1.0 million, when comparing the current period to the prior year’s period, was primarily due to a $0.9 million increase in depletion expense, coupled with a nominal increase in lease operating expenses (each discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended March 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	100,903	103,329	(2,426)	(2%)
Natural Gas (Mcf)	131,939	87,658	44,281	51%
NGL (Bbls)	11,557	10,575	982	9%
Total (Boe) (1)	134,450	128,514	5,936	5%

Crude Oil (Bbls per day)	1,109	1,148	(39)	(3%)
Natural Gas (Mcf per day)	1,450	974	476	49%
NGL (Bbls per day)	127	118	9	8%
Total (Boe per day) (1)	1,478	1,428	50	4%

Average Sale Price:
Crude Oil ($/Bbl)	$73.87	$72.19	$1.68	2%
Natural Gas ($/Mcf)	2.52	5.75	(3.23)	(56%)
NGL ($/Bbl)	28.48	18.90	9.58	51%

Net Operating Revenues (in thousands):
Crude Oil	$7,454	$7,460	$(6)	-%
Natural Gas	333	504	(171)	(34%)
NGL	329	200	129	65%
Total Revenues	$8,116	$8,164	$(48)	(1%)

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended March 31, 2024, decreased $48,000, or 1%, for the same period a year ago and there was not a significant change in volume or price when comparing periods. However, the Company notes that in the current period, production volumes increased related to our participation in 13 new non-operated wells in the D-J Basin and the drilling and completion of three operated wells with a third-party in the Permian Basin both in the latter part of the current period.  These production volume increases were offset from the initial positive performance from our participation in 14 non-operated wells in the D-J Basin (eight of which began producing in early Q1 2023) followed by flat production declines for these and existing wells in the current period.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,336	$1,147	$189	16%
Workovers	400	574	(174)	(30%)
Other*	795	745	50	7%
Total Lease Operating Expenses	$2,531	$2,466	$65	3%

Depreciation, Depletion,
Amortization and Accretion	$3,485	$2,581	$904	35%

General and Administrative (Cash)	$1,020	$970	$50	5%
Share-Based Compensation (Non-Cash)	475	518	(43)	(8%)
Total General and Administrative Expense	$1,495	$1,488	$7	-%

Interest Income	$149	$98	$51	52%
Other Income	$7	$35	$(28)	(80%)
Gain on disposal of fixed asset	$12	$-	$12	100%

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. There was a nominal change in lease operating expenses for the three months ended March 2024, compared to the prior period, due to continued cost reduction measures designed to control costs which have been implemented on our operated properties in our Permian Basin and D-J Basin Assets, such as operation and lift efficiency improvements, combined with the divestiture of higher lifting cost wells associated with our sale of our wholly-owned EOR Operating Company, subsidiary, in our Permian Basin Asset in late 2023, resulting in a reduction in direct operating expenses, which were offset by a corresponding increase in direct operating expenses from our participation in operated and non-operated wells (noted above) when comparing the current period to the prior period.

Depreciation, Depletion, Amortization and Accretion. The $0.9 million increase was primarily the result of an increase in capital costs for both our D-J Basin and Permian Basin Assets due to the drilling and completion of wells (noted above) in the current period when compared to the prior period.

General and Administrative Expenses (excluding share-based compensation). There was a nominal increase in general and administrative expenses (excluding share-based compensation) as the Company continues to strive to contain costs and remain within budget from period to period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, decreased nominally due to the timing of share awards versus the Company’s stock price on the award dates. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased in the current period and interest on our note receivable. Other income in the prior period is primarily related to the sale of used pipe, offset by a vendor dispute settlement in the prior period.

Gain on sale of fixed asset. Relates to the sale of a sale of a vehicle and the subsequent purchase of another vehicle in the current period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended March 31, 2024 were from $8.1 million in sales of crude oil and natural gas.  The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At March 31, 2024, the Company’s total current assets of $20.3 million exceeded its total current liabilities of $15.5 million, resulting in a working capital surplus of $4.8 million, while at December 31, 2023, the Company’s total current assets of $24.6 million exceeded its total current liabilities of $18.9 million, resulting in a working capital surplus of $5.7 million. The $0.9 million decrease in our working capital surplus is primarily related to cash used to fund our current capital drilling program (described above).

Financing

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

Cash Flows (in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows (used in) provided by operating activities	$(4,295)	$1,782
Cash flows used in investing activities	(926)	(17,073)
Cash flows financing activities	-	-
Net decrease in cash, cash equivalents and restricted cash	$(5,221)	$(15,291)

Cash flows used in operating activities. Net cash used in operating activities increased by $6.1 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net income of $1.0 million, offset by a $0.9 million increase in depreciation, depletion and amortization and by a $6.0 million net decrease to our other components of working capital (predominantly from our drilling and completion activity).

Cash flows used in investing activities. Net cash used in investing activities decreased by $16.1 million for the current year’s period, when compared to the prior year’s period, primarily due to the timing of cash payment amounts versus accrual amounts for capital spending relating to our drilling and completion activities.  In the current period, we paid $0.9 million in cash for drilling and completion activities and incurred an increase in the change in accrued oil and gas development costs of $4.7 million, for a total of $5.6 million of capital costs, while compared to the prior period, where we paid $17.0 million in cash for drilling and completion activities and incurred a decrease in the change in accrued oil and gas development costs of $10.5 million for a total of $6.5 million of capital costs. Taken together, there was a net decrease of $0.9 million in capital costs incurred in the current period, compared to the prior period.

Cash flows financing activities. There were no cash flow financing activities in the current or prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation and gain (loss) on disposal of fixed assets.  Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$773	$1,762
Add (deduct)
Depreciation, depletion, amortization and accretion	3,485	2,581
EBITDA	4,258	4,343
Add (deduct)
Share-based compensation	475	518
Gain on disposal of fixed asset	(12)	-
Adjusted EBITDA	$4,721	$4,861

Critical Accounting Estimates

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

Based on this evaluation, our CEO and CAO concluded as of March 31, 2024, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Litigation and Regulatory Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us.

Environmental Contingencies

The nature of the natural gas and oil business carries with it certain environmental risks for us and our subsidiaries. We have implemented various policies, programs and procedures to attempt to reduce and mitigate such environmental risks.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 18, 2024 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, and investors are encouraged to review such risk factors in the Annual Report, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2024, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

On, March 26, 2024, each of Paul A. Pinkston, our Chief Accounting Officer, J. Douglas Schick, our President, and Clark R. Moore, our Executive Vice President and General Counsel, amended their existing trading plans originally dated March 30, 2023, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plans, as amended, provide for the sale of an aggregate of 162,300, 328,334, and 320,000 shares of our common stock, respectively, in connection with the vesting of certain of their equity awards. The trading plans, as amended, each terminate on March 30, 2025, subject to early termination for certain specified events set forth in the respective trading plans. These trading plans were entered into during an open insider trading window.

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

PEDEVCO Corp.

May 15, 2024	By:	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 15, 2024	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

