Form 10-Q
period 2024-06-30
PEDEVCO CORP
filed 2024-08-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           ____

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

At August 13, 2024, there were 89,285,267 shares of the Registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2024	December 31,
	(Unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$6,132	$18,515
Accounts receivable – oil and gas	8,627	5,790
Note receivable, current	172	42
Prepaid expenses and other current assets	135	260
Total current assets	15,066	24,607

Oil and gas properties:
Oil and gas properties, subject to amortization, net	85,211	79,186
Oil and gas properties, not subject to amortization, net	6,543	12,407
Total oil and gas properties, net	91,754	91,593

Other assets:
Note receivable	1,022	1,099
Operating lease – right-of-use asset	271	316
Other assets	2,874	2,443
Total assets	$110,987	$120,058

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,727	$6,580
Accrued expenses	1,581	8,712
Revenue payable	1,292	3,371
Operating lease liabilities – current	94	89
Asset retirement obligations – current	433	147
Total current liabilities	5,127	18,899

Long-term liabilities:
Operating lease liabilities, net of current portion	179	227
Asset retirement obligations, net of current portion	2,524	2,166
Total liabilities	7,830	21,292

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 89,285,267 and 87,250,267 shares issued and outstanding, respectively	89	87
Additional paid-in capital	226,091	225,156
Accumulated deficit	(123,023)	(126,477)
Total shareholders’ equity	103,157	98,766
Total liabilities and shareholders’ equity	$110,987	$120,058

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Oil and gas sales	$11,811	$8,548	$19,927	$16,712

Operating expenses:
Lease operating costs	3,548	2,830	6,079	5,296
Selling, general and administrative expense	1,383	1,332	2,878	2,820
Depreciation, depletion, amortization and accretion	4,242	2,898	7,727	5,479
Total operating expenses	9,173	7,060	16,684	13,595

Operating income	2,638	1,488	3,243	3,117

Other income (expense):
Interest income	93	86	242	184
Gain on sale of fixed asset	-	-	12	-
Other income (expense)	(50)	-	(43)	35
Total other income	43	86	211	219

Net income	$2,681	$1,574	$3,454	$3,336

Income per common share:
Basic	$0.03	$0.02	$0.04	$0.04
Diluted	$0.03	$0.02	$0.04	$0.04

Weighted average number of common shares outstanding:
Basic	89,326,805	87,040,267	89,040,322	86,881,427
Diluted	89,326,805	87,040,267	89,040,322	86,881,427

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$3,454	$3,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	7,727	5,479
Amortization of right-of-use asset	55	53
Share-based compensation expense	937	1,035
Disposition of escrow cash account	(50)	-
Gain on disposal of fixed asset	(12)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(2,837)	(1,628)
Note receivable accrued interest	(53)	-
Prepaid expenses and other current assets	125	199
Accounts payable	(359)	(386)
Accrued expenses	(6,613)	293
Revenue payable	(2,079)	(7)
Net cash provided by operating activities	295	8,374

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(12,290)	(25,295)
Cash received for sale of vehicle	12	-
Cash paid for vehicle	(55)	(45)
Net cash used in investing activities	(12,333)	(25,340)

Net decrease in cash, cash equivalents and restricted cash	(12,038)	(16,966)
Cash, cash equivalents and restricted cash at beginning of period	20,715	32,977
Cash, cash equivalents and restricted cash at end of period	$8,677	$16,011

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$5,067	$13,017
Changes in estimates of asset retirement costs, net	$145	$31
Issuance of restricted common stock	$2	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Accumulated Deficit	Totals
Balances at December 31, 2023	87,250,267	$87	$225,156	$(126,477)	$98,766
Issuance of restricted common stock	2,105,000	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	773	773
Balances at March 31, 2024	89,355,267	89	225,629	(125,704)	100,014
Rescinded restricted common stock	(70,000)	-	-	-	-
Share-based compensation	-	-	462	-	462
Net income	-	-	-	2,681	2,681
Balances at June 30, 2024	89,285,267	$89	$226,091	$(123,023)	$103,157

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Accumulated Deficit	Totals
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459
Issuance of restricted common stock	1,250,000	1	(1)	-	-
Share-based compensation	-	-	518	-	518
Net income	-	-	-	1,762	1,762
Balances at March 31, 2023	87,040,267	87	223,631	(124,979)	98,739
Share-based compensation	-	-	517	-	517
Net income	-	-	-	1,574	1,574
Balances at June 30, 2023	87,040,267	$87	$224,148	$(123,405)	$100,830

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil sales	$10,952	$7,812	$18,406	$15,271
Natural gas sales	290	265	623	769
Natural gas liquids sales	569	471	898	672
Total revenue from customers	$11,811	$8,548	$19,927	$16,712

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2024.

NOTE 5 – CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Cash and Cash Equivalents	$6,132	$18,515
Restricted cash included in other assets*	2,545	2,200
Total cash and cash equivalents and restricted cash	$8,677	$20,715

                * Increase in restricted cash is primarily related to additional collateral for surety bonds for the Company’s New Mexico operations, due to an updated assessment from the New Mexico Bureau of Land Management.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Disposals	Transfers	Balance at June 30, 2024
Oil and gas properties, subject to amortization	$185,403	$6,620	$-	$6,467	$198,490
Oil and gas properties, not subject to amortization	12,407	603	-	(6,467)	6,543
Asset retirement costs	853	145	-	-	998
Accumulated depreciation, depletion and impairment	(107,070)	(7,207)	-	-	(114,277)
Total oil and gas assets	$91,593	$161	$-	$-	$91,754

For the six-month period ended June 30, 2024, the Company incurred $6,983,000 of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in 13 new non-operated wells in the D-J Basin in which the Company participated and the Company’s completion operations with respect to three operated wells with a third-party in the Permian Basin, together with costs related to certain workovers for lift conversions and cleanouts in the Company’s D-J Basin Asset.

The Company also acquired approximately 407 net lease acres, in and around its existing footprint in the D-J Basin, through multiple transactions with total acquisition and due diligence costs of $240,000.

The depletion recorded for production on proved properties for the three and six months ended June 30, 2024 and 2023, amounted to $4,042,000, compared to $2,690,000, and $7,207,000, compared to $5,137,000, respectively.

NOTE 7 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR Operating Company (“EOR”) to Tilloo Exploration and Production LLC (“Tilloo”), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10.0% per annum, with no payments due during the first twelve months, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity.  The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. As of June 30, 2024, the Company recognized $172,000 of the Note in Current Assets, with the remaining balance of $1,022,000 (including $71,000 of accrued interest) included in Other Assets on the Company’s balance sheet.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Six Months Ended June 30, 2024
Balance at the beginning of the period (1)	$2,313
Accretion expense	499
Changes in estimates, net	145
Balance at end of period (2)	$2,957

(1)	Includes $147,000 of current asset retirement obligations at December 31, 2023.

(2)	Includes $433,000 of current asset retirement obligations at June 30, 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating sublease for office space that requires Accounting Standards Codification (“ASC”) Topic 842 treatment, discussed below.

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

Supplemental cash flow information related to the Company’s operating office sublease is included in the table below (in thousands):

Six Months Ended
June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$55

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

June 30, 2024
Operating lease – right-of-use asset	$271

Operating lease liabilities - current	$94
Operating lease liabilities - long-term	179
Total lease liability	$273

The weighted-average remaining lease term for the Company’s operating lease is 2.7 years as of June 30, 2024, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2024	$56
2025	112
2026	115
Thereafter	19
Total lease payments	302
Less imputed interest	(29)
Total lease liability	$273

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30 2024, the Company granted an aggregate of 2,105,000 restricted stock awards to various employees of the Company. Additionally, 70,000 shares of restricted common stock were forfeited to the Company and canceled due to an employee termination (see Note 11 below).

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

On May 24, 2024, 70,000 shares of restricted common stock were forfeited due to an employee termination. As a result, these shares were canceled, and the shares once again became eligible for future awards under the Company’s 2021 Equity Incentive Plan.

Stock-based compensation expense recorded relating to the vesting of restricted stock for the six months ended June 30, 2024, was $795,000. The remaining unamortized stock-based compensation expense at June 30, 2024 related to restricted stock was $1,409,000.

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

During the six months ended June 30, 2024, the Company recognized stock option expense of $142,000. The remaining amount of unamortized stock options expense at June 30, 2024 was $262,000.

The intrinsic value of outstanding and exercisable options at June 30, 2024 was $-0-.

Option activity during the six months ended June 30, 2024, was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2023	1,632,334	$1.28	2.8
Granted	460,000	$0.68
Canceled*	(256,667)	$1.30
Outstanding at June 30, 2024	1,835,667	$1.12	2.9
Exercisable at June 30, 2024	935,667	$1.35	1.9

*Canceled due to employee termination.

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$2,681	$1,574	$3,454	$3,336

Denominator:
Weighted average common shares – basic	89,326,805	87,040,267	89,040,322	86,881,427

Dilutive effect of common stock equivalents:
Options	-	-	-	-

Denominator:
Weighted average common shares – diluted	89,326,805	87,040,267	89,040,322	86,881,427

Earnings per share – basic	$0.03	$0.02	$0.04	$0.04
Earnings per share – diluted	$0.03	$0.02	$0.04	$0.04

For the three and six months ended June 30, 2024 and 2023, share equivalents related to options to purchase 1,835,667, compared to 1,926,001, and 1,835,667 compared to 1,926,001, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2024 and 2023 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended June 30, 2024, and 2023, respectively.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2024, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and six-month periods ended June 30, 2024, and 2023, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming.  As of June 30, 2024, we held approximately 22,721 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of June 30, 2024, we held approximately 19,244 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of June 30, 2024, we held interests in 303 gross and 301.5 net wells in our Permian Basin Asset, of which 28 are active producers, two are active injectors and two are active salt water disposal wells, all of which are held by PEDCO and operated by RAZO, and interests in 110 gross (26.2 net) wells in our D-J Basin Asset held by PRH, all of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 75 gross (9.9 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our revised net capital expenditures for 2024 are estimated to range between $11 million to $18 million. This estimate includes a range of $8 million to $15 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $6.5 million through June 30, 2024) and approximately $3.0 million in estimated capital expenditures for electric submersible pump (ESP) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses (of which we have incurred approximately $0.5 million through June 30, 2024) . This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity. Our revised 2024 capital expenditure estimate does not include expenditures for unanticipated expenses that may arise, including for opportunistic leasehold acquisitions and other extraordinary projects for which we have not budgeted (for which we have paid approximately $0.2 million for opportunistic leasing acquisitions through June 30, 2024).  We also paid approximately $0.9 million in accrued capital expenditures for amounts related to our 2023 capital budget in 2024. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this Report and in the foreseeable future, including to fund the remainder of our 2024 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, our Chief Executive Officer and director, which funding Dr. Kukes is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2024.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month and six-month periods ended June 30, 2024, and 2023, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2024, vs. Three Months Ended June 30, 2023

We reported net income for the three-month period ended June 30, 2024, of $2.7 million, or $0.03 per common share, compared to net income for the three-month period ended June 30, 2023 of $1.6 million or $0.02 per share. The increase in net income of $1.1 million, when comparing the current period to the prior year’s period, was primarily due to a $3.2 million increase in revenues offset by a $2.1 million increase in total operating expenses (each discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	139,472	112,405	27,067	24%
Natural Gas (Mcf)	145,574	121,026	24,548	20%
NGL (Bbls)	19,083	18,439	644	3%
Total (Boe) (1)	182,817	151,015	31,802	21%

Crude Oil (Bbls per day)	1,533	1,235	298	24%
Natural Gas (Mcf per day)	1,600	1,330	270	20%
NGL (Bbls per day)	210	203	7	3%
Total (Boe per day) (1)	2,010	1,660	350	21%

Average Sale Price:
Crude Oil ($/Bbl)	$78.52	$69.49	$9.03	13%
Natural Gas ($/Mcf)	1.99	2.19	(0.20)	(9%)
NGL ($/Bbl)	29.84	25.55	4.29	17%

Net Operating Revenues (in thousands):
Crude Oil	$10,952	$7,812	$3,140	40%
Natural Gas	290	265	25	9%
NGL	569	471	98	21%
Total Revenues	$11,811	$8,548	$3,263	38%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended June 30, 2024, increased $3.3 million, or 38%, to $11.8 million, compared to $8.5 million for the same period a year ago, due to a favorable price variance of $1.1 million, due to the average sales price for crude oil and NGL realized by the Company increasing compared to the three-month period ended June 30, 2023, coupled with a favorable volume variance of $2.2 million. The increase in production volume is related to our participation in 13 new non-operated wells in the D-J Basin and the drilling and completion of three operated wells with a third-party in the Permian Basin both in the latter part of Q1 2024.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,731	$1,224	$507	41%
Workovers	335	366	(31)	(8%)
Other*	1,482	1,240	242	20%
Total Lease Operating Expenses	$3,548	$2,830	$718	25%

Depreciation, Depletion,
Amortization and Accretion	$4,242	$2,898	$1,344	46%

General and Administrative (Cash)	$921	$815	$106	13%
Share-Based Compensation (Non-Cash)	462	517	(55)	(11%)
Total General and Administrative Expense	$1,383	$1,332	$51	4%

Interest Income	$93	$86	$7	8%
Other Expense	$(50)	$-	$(50)	100%

*Includes severance, ad valorem taxes, assessment and marketing costs.

Lease Operating Expenses. The increase of $0.7 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to our participation in new wells in the D-J Basin, as well as production from our recently completed wells.

Depreciation, Depletion, Amortization and Accretion. The $1.3 million increase was primarily the result of higher crude oil, natural gas and NGL volumes resulting from the increased number of wells and increased oil production from our new wells, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The $0.1 million increase was primarily the result of additional payroll and software licensing fees.

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

Interest Income and Other Expense. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased in the current period and interest on our note receivable. Other expense in the current period primarily relates to the subsequent disposition of a cash escrow bank balance related to the sale of our wholly-owned subsidiary EOR Operating Company.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

We reported net income for the six-month period ended June 30, 2024 of $3.4 million, or $0.04 per share, compared to net income for the six-month period ended June 30, 2023 of $3.3 million or $0.04 per share. The increase in net income of $0.1 million was primarily due to a $3.2 million increase in revenue, offset by an increase of $3.1 million in total operating expenses in the current period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	240,375	215,732	24,643	11%
Natural Gas (Mcf)	277,514	208,684	68,830	33%
NGL (Bbls)	30,640	29,014	1,626	6%
Total (Boe) (1)	317,267	279,527	37,740	14%

Crude Oil (Bbls per day)	1,321	1,192	129	11%
Natural Gas (Mcf per day)	1,525	1,153	372	32%
NGL (Bbls per day)	168	160	8	5%
Total (Boe per day) (1)	1,743	1,544	199	13%

Average Sale Price:
Crude Oil ($/Bbl)	$76.57	$70.79	$5.78	8%
Natural Gas ($/Mcf)	2.24	3.68	(1.44)	(39%)
NGL ($/Bbl)	29.33	23.14	6.19	27%

Net Operating Revenues (in thousands):
Crude Oil	$18,406	$15,271	$3,135	21%
Natural Gas	623	769	(146)	(19%)
NGL	898	672	226	34%
Total Revenues	$19,927	$16,712	$3,215	19%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the six-month period ended June 30, 2024, increased $3.2 million, or 19%, to $19.9 million, compared to $16.7 million for the same period a year ago, due to a favorable price variance of $1.1 million, due to the average sales price for crude oil and NGL realized by the Company increasing compared to the six-month period ended June 30, 2023, coupled with a favorable volume variance of $2.1 million. The increase in production volume is related to our participation in 13 new non-operated wells in the D-J Basin and the drilling and completion of three operated wells with a third-party in the Permian Basin both in the latter part of Q1 2024.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$3,067	$2,371	$696	29%
Workovers	735	940	(205)	(22%)
Other*	2,277	1,985	292	15%
Total Lease Operating Expenses	$6,079	$5,296	$783	15%

Depreciation, Depletion,
Amortization and Accretion	$7,727	$5,479	$2,248	41%

General and Administrative (Cash)	$1,941	$1,785	$156	9%
Share-Based Compensation (Non-Cash)	937	1,035	(98)	(9%)
Total General and Administrative Expense	$2,878	$2,820	$58	2%

Interest Income	$242	$184	$58	32%
Gain on Sale of Fixed Asset	$12	$-	$12	100%
Other Income (Expense)	$(43)	$35	$(78)	(223%)

*Includes severance, ad valorem taxes, assessment and marketing costs.

Lease Operating Expenses. The increase of $0.8 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to our participation in new wells in the D-J Basin, as well as production from our recently completed wells.

Depreciation, Depletion, Amortization and Accretion. The $2.2 million increase was primarily the result of higher crude oil, natural gas and NGL volumes resulting from the increased number of wells and increased oil production from our new wells, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation). The $0.1 million increase was primarily the result of additional payroll and software licensing fees.

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

Gain on Sale of Fixed Asset. Relates to the sale of a vehicle and the subsequent purchase of another vehicle in the current period.

Interest Income and Other (Expense) Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have increased significantly in the current period, compared to the prior period. Other expense in the current period primarily relates to the subsequent disposition of a cash escrow bank balance related to the sale of our wholly-owned subsidiary EOR Operating Company. Other income in the prior period is primarily related to the sale of used pipe.

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2024 were from $19.9 million in sales of crude oil and natural gas.  The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

                At June 30, 2024, the Company’s total current assets of $15.0 million exceeded its total current liabilities of $5.1 million, resulting in a working capital surplus of $9.9 million, while at December 31, 2023, the Company’s total current assets of $24.6 million exceeded its total current liabilities of $18.9 million, resulting in a working capital surplus of $5.7 million. The $4.2 million increase in our working capital surplus is primarily related to an increase in oil and gas receivables from production sales, offset by cash used to reduce payables related to our current capital drilling program (described above).

Financing

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2024 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, our Chief Executive Officer and director, which funding Dr. Kukes is under no obligation to provide, and (iv) funding through credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2024.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$295	$8,374
Cash flows used in investing activities	(12,333)	(25,340)
Cash flows financing activities	-	-
Net decrease in cash, cash equivalents and restricted cash	$(12,038)	$(16,966)

Cash flows used in operating activities. Net cash used in operating activities decreased by $8.1 million for the current year’s period, when compared to the prior year’s period, primarily due to a $2.2 million increase in depreciation, depletion and amortization (predominantly from production increases noted above) and offset by a $10.3 million net decrease to our other components of working capital (predominantly from additional sales receivables and a corresponding decrease in payables from our recent drilling and completion activity which was largely completed in Q1 2024).

Cash flows used in investing activities. Net cash used in investing activities decreased by $13.0 million for the current year’s period, when compared to the prior year’s period, primarily due to the timing of cash payment amounts versus accrual amounts for capital spending relating to our drilling and completion activities.  In the current period, we paid $12.3 million in cash for drilling and completion activities and incurred a decrease in the change in accrued oil and gas development costs of $5.1 million, for a total of $7.2 million of capital costs, while compared to the prior period, where we paid $25.3 million in cash for drilling and completion activities and incurred a decrease in the change in accrued oil and gas development costs of $13.0 million for a total of $12.3 million of capital costs. Taken together, there was a net decrease of $5.1 million in capital costs incurred in the current period, compared to the prior period.

Cash flows financing activities. There were no cash flow financing activities in the current or prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation and gain on sale of fixed assets. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$2,681	$1,574	$3,454	$3,336
Add (deduct)
Depreciation, depletion, amortization and accretion	4,242	2,898	7,727	5,479
EBITDA	6,923	4,472	11,181	8,815
Add (deduct)
Share-based compensation	462	517	937	1,035
Gain on sale of fixed asset	-	-	(12)	-
Adjusted EBITDA	$7,385	$4,989	$12,106	$9,850

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30, 2024, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2024, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

                None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

PEDEVCO Corp.

August 14, 2024	By:	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 14, 2024	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

