Form 10-K/A
period 2023-12-31
PEDEVCO CORP
filed 2024-09-10
CIK 1141197

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10‑K of PEDEVCO Corp. (the “Company”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2024 (the “Original Form 10-K”).

This Amendment is being filed solely to replace the consent of Marcum LLP (the “Consent”) previously filed as Exhibit 23.1 to the Original Form 10-K. Due to an administrative error, an incorrect version of the Consent was inadvertently included in the Original Form 10-K. The Company possessed a correct, manually signed copy of the Consent when the Original Form 10-K was filed with the SEC.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as set forth in this Amendment, no other changes have been made to the Original Form 10‑K. The Original Form 10-K has not been amended or updated to reflect events occurring after March 18, 2024, except as specifically set forth in this Amendment.

2

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(3) Exhibits: The exhibits listed in the following index are filed as a part of this Annual Report on Form 10-K/A.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File Number	Exhibit	Filing Date

23.1	Consent of Marcum LLP	x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

Date: September 10, 2024	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer and Director (Principal Executive Officer)

4