Form 10-Q
period 2024-09-30
PEDEVCO CORP
filed 2024-11-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to________

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

At November 13, 2024, there were 89,495,267 shares of the Registrant’s common stock outstanding.

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
●

general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”)), recent changes in inflation and interest rates, and risks of recessions, including as a result thereof;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash	$4,619	$18,515
Accounts receivable – oil and gas	5,323	5,790
Note Receivable, current	240	42
Prepaid expenses and other current assets	803	260
Total current assets	10,985	24,607

Oil and gas properties – successful efforts method:
Oil and gas properties, subject to amortization, net	92,184	79,186
Oil and gas properties, not subject to amortization, net	6,903	12,407
Total oil and gas properties, net	99,087	91,593

Other assets:
Note receivable	979	1,099
Operating lease – right-of-use asset	248	316
Other assets	3,010	2,443
Total assets	$114,309	$120,058

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,288	$6,580
Accrued expenses	2,160	8,712
Revenue payable	1,263	3,371
Operating lease liabilities – current	96	89
Asset retirement obligations – current	419	147
Total current liabilities	5,226	18,899

Long-term liabilities:
Operating lease liabilities, net of current portion	154	227
Asset retirement obligations, net of current portion	2,393	2,166
Total liabilities	7,773	21,292

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 89,495,267 and 87,250,267 shares issued and outstanding, respectively	89	87
Additional paid-in capital	226,555	225,156
Accumulated deficit	(120,108)	(126,477)
Total shareholders’ equity	106,536	98,766
Total liabilities and shareholders’ equity	$114,309	$120,058

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2024	2023	2024	2023
Oil and gas sales	$9,050	$7,330	$28,977	$24,042

Operating expenses:
Lease operating costs	2,556	2,245	8,635	7,540
Selling, general and administrative expense	1,343	1,297	4,221	4,118
Depreciation, depletion, amortization and accretion	3,055	2,932	10,782	8,411
Total operating expenses	6,954	6,474	23,638	20,069

Gain on sale of oil and gas properties	735	-	735	-

Operating income	2,831	856	6,074	3,973

Other income (expense):
Interest income	84	88	326	272
Gain on sale of fixed asset	-	-	12	-
Other income (expense)	-	5	(43)	40
Total other income	84	93	295	312

Net income	$2,915	$949	$6,369	$4,285

Income per common share:
Basic	$0.03	$0.01	$0.07	$0.05
Diluted	$0.03	$0.01	$0.07	$0.05

Weighted average number of common shares outstanding:
Basic	89,428,310	87,108,745	89,147,092	86,958,033
Diluted	89,428,310	87,108,745	89,147,092	86,958,033

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$6,369	$4,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	10,782	8,411
Share-based compensation expense	1,401	1,546
Gain on sale of oil and gas properties	(735)	-
Amortization of right-of-use asset	83	86
Uncollectible account expense	50	-
Gain on disposal of fixed asset	(12)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	467	(3,185)
Note receivable accrued interest	(78)	-
Prepaid expenses and other current assets	(543)	(93)
Accounts payable	(1,088)	(232)
Accrued expenses	(6,041)	669
Revenue payable	(2,108)	(62)
Net cash provided by operating activities	8,547	11,425

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(23,134)	(27,985)
Cash received from the sale of oil and gas property	1,115	366
Cash received for sale of vehicle	12	-
Cash received from security deposit reimbursement	-	9
Cash paid for vehicles	(91)	(45)
Net cash used in investing activities	(22,098)	(27,655)

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	-	-
Net cash provided by financing activities	-	-

Net decrease in cash and restricted cash	(13,551)	(16,230)
Cash and restricted cash at beginning of period	20,715	32,977
Cash and restricted cash at end of period	$7,164	$16,747

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$5,009	$12,558
Changes in estimates of asset retirement costs, net	$56	$131
Issuance of restricted common stock	$2	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2023	87,250,267	$87	$225,156	$(126,477)	$98,766
Issuance of restricted common stock	2,105,000	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	773	773
Balances at March 31, 2024	89,355,267	89	225,629	(125,704)	100,014
Rescinded restricted common stock	(70,000)
Share-based compensation	-	-	462	-	462
Net income	-	-	-	2,681	2,681
Balances at June 30, 2024	89,285,267	89	226,091	(123,023)	103,157
Issuance of restricted common stock	210,000	-	-	-	-
Share-based compensation	-	-	464	-	464
Net income	-	-	-	2,915	2,915
Balances at September 30, 2024	89,495,267	$89	$226,555	$(120,108)	$106,536

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2022	85,790,267	$86	$223,114	$(126,741)	$96,459
Issuance of restricted common stock	1,250,000	1	(1)	-	-
Share-based compensation	-	-	518	-	518
Net income	-	-	-	1,762	1,762
Balances at March 31, 2023	87,040,267	87	223,631	(124,979)	98,739
Share-based compensation	-	-	517	-	517
Net income	-	-	-	1,574	1,574
Balances at June 30, 2023	87,040,267	87	224,148	(123,405)	100,830
Issuance of restricted common stock	210,000	-	-	-	-
Share-based compensation	-	-	511	-	511
Net income	-	-	-	949	949
Balances at September 30, 2023	87,250,267	$87	$224,659	$(122,456)	$102,290

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

On September 11, 2024, the Company entered into a new $250 million reserve-based lending facility (the “RBL” or “Facility”) with Citibank, N.A., as administrative agent, and the lenders (including Citibank, N.A.) from time to time a party thereto. The Facility has a maturity of four years and provides for an initial borrowing base of $20.0 million and an aggregate maximum revolving credit amount of $250 million. The Company has not drawn down any borrowings under the Facility as of the date of these financial statements. The RBL includes customary representations and warranties, and affirmative and negative covenants of the Company for a facility of that size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the lenders, subject to certain exceptions, and requiring the Company to have a net leverage ratio (the ratio of (a) total net debt to (b) EBITDAX) of no less than 1.0 to 1.0 and a current ratio (the ratio of (i) consolidated current assets to (ii) consolidated current liabilities) of no less than 1.0 to 1.0. EBITDAX is defined as Earnings Before Interest, Taxes, Depreciation (or Depletion), Amortization, and Exploration Expense.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2023 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within  fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil sales	$8,250	$6,705	$26,656	$21,977
Natural gas sales	176	330	799	1,099
Natural gas liquids sales	624	295	1,522	966
Total revenue from customers	$9,050	$7,330	$28,977	$24,042

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2024.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Cash	$4,619	$18,515
Restricted cash included in other assets*	2,545	2,200
Total cash and restricted cash	$7,164	$20,715

* Increase in restricted cash is primarily related to additional collateral for surety bonds for the Company’s New Mexico operations, due to an updated assessment from the New Mexico Bureau of Land Management.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Disposals	Transfers	Balance at September 30, 2024
Oil and gas properties, subject to amortization	$185,403	$17,162	$(380)	$6,467	$208,652
Oil and gas properties, not subject to amortization	12,407	963	-	(6,467)	6,903
Asset retirement costs	853	56	-	-	909
Accumulated depreciation, depletion and impairment	(107,070)	(10,307)	-	-	(117,377)
Total oil and gas assets, net	$91,593	$7,874	$(380)	$-	$99,087

For the nine-month period ended September 30, 2024, the Company incurred $17.6 million of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in 19 new non-operated wells in the D-J Basin in which the Company participated and the Company’s completion operations with respect to three operated wells with a third-party in the Permian Basin, together with costs related to certain workovers for lift conversions, cleanouts and permitting in the Company’s D-J Basin Asset.

The Company also acquired approximately 968 net lease acres, in and around its existing footprint in the D-J Basin, through multiple transactions with total acquisition and due diligence costs of $513,000.

Per the on-going Participation Agreement between the Company and Evolution Petroleum Corporation (“Evolution”) for the joint development of “Development Blocks” within the Company’s Permian Basin Asset, Evolution acquired a 50% working interest share in existing leases covering approximately 811 net acres located in the second Development Block in exchange for the payment of $450 per net acre of existing leases held by the Company in such block, and a 50% working interest share basis in the drilling and completion of San Andres wells in such Development Block, for $365,000 in total proceeds to the Company.

On August 21, 2024, the Company, through its wholly-owned subsidiary, PRH Holdings, LLC (“PRH”), entered into a five-year Participation Agreement with a large private equity-backed D-J Basin exploration and production company with extensive operational experience (“Joint Development Party”), whereby the Joint Development Party assigned to PRH a 30% interest in approximately 7,607 net acres of existing oil and gas leases and PRH assigned to the Joint Development Party a 70% interest in approximately 3,166 net acres of oil and gas leases, all located within the SW Pony Prospect in the D-J Basin in Weld County, Colorado. Additionally, to facilitate joint development of the SW Pony Prospect, the parties agreed to an approximately 16,900 gross acre Area of Mutual Interest wherein the Joint Development Party will transfer 30% of future interests acquired by the Joint Development Party in leaseholds to PRH, and PRH will transfer 70% of future interests acquired by PRH in leaseholds to the Joint Development Party, in each case at an acquisition cost proportionate to their respective interests. The assigned interests will be subject to an overriding royalty, such that the assigning party shall deliver to the other party leasehold interests with an 80% net revenue interest, and the parties agreed that the Joint Development Party will be the operator of the combined leaseholds. The Participation Agreement specifically addresses the Harlequin Wells, which are existing wells within the SW Pony Prospect, whereby PRH acquired a 30% undivided interest in six Harlequin Wells as part of the leasehold assignment. The Company correspondingly paid $8.6 million in capital costs (included in the $17.6 million number above) related to these wells.

Additionally, on September 23, 2024, PRH sold 320 net acres to a third-party in the Company’s D-J Basin Asset for $750,000, and, as a result, the Company recognized a $735,000 gain from the sale of oil and gas properties on its Consolidated Statement of Operations as of September 30, 2024.

The depletion recorded for production on proved properties for the three and nine months ended September 30, 2024 and 2023, amounted to $3,100,000, compared to $2,690,000, and $10,307,000, compared to $5,137,000, respectively.

NOTE 7 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR Operating Company (“EOR”) to Tilloo Exploration and Production, LLC (“Tilloo”), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10.0% per annum, with no payments due during the first twelve months, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity. The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. As of September 30, 2024, the Company recognized $240,000 of the Note in Current Assets, with the remaining balance of $979,000 (including $96,000 of accrued interest) included in Other Assets on the Company’s balance sheet.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Nine Months Ended September 30, 2024
Balance at the beginning of the period (1)	$2,313
Accretion expense	443
Changes in estimates, net	56
Balance at end of period (2)	$2,812

(1)	Includes $147,000 of current asset retirement obligations at December 31, 2023.

(2)	Includes $419,000 of current asset retirement obligations at September 30, 2024.

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

Supplemental cash flow information related to the Company’s operating office sublease is included in the table below (in thousands):

Nine Months Ended
September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$83

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 30, 2024
Operating lease – right-of-use asset	$248

Operating lease liabilities – current	$96
Operating lease liabilities - long-term	154
Total lease liability	$250

The weighted-average remaining lease term for the Company’s operating lease is 2.4 years as of September 30, 2024, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2024	$28
2025	112
2026	115
Thereafter	19
Total lease payments	274
Less imputed interest	(24)
Total lease liability	$250

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin, no net acres expire during the remainder of 2024, and 5,829 net acres expire within the next two-year period (net to our direct ownership interest only). In the Permian Basin, 40 net acres are due to expire during the remainder of 2024 and no net acres expire within the next two-year period (net to our direct ownership interest only). The Company allowed 6,769 net acres to expire in its Chaveroo NE field which is a non-core area with no future drilling locations planned northeast of the Company’s core Chaveroo area in the Permian Basin. The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

Other Commitments

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Company is not currently a party to any material legal proceeding or government proceeding.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2024, the Company granted an aggregate of 2,315,000 restricted stock awards to various employees and board members of the Company. Additionally, 70,000 shares of restricted common stock were forfeited to the Company and canceled due to an employee termination (see Note 11 below).

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

On August 29, 2024, an aggregate of 210,000 restricted stock awards were granted to two board members under the Company’s 2021 Equity Incentive Plan. The grant of the 210,000 shares of restricted common stock vest as follows: 100% of 125,000 shares and 100% of 85,000 shares vesting on July 12, 2025 and September 27, 2025, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $184,000, based on the market price on the grant date.

On May 24, 2024, 70,000 shares of restricted common stock were forfeited due to an employee termination. As a result, these shares were canceled, and the shares once again became eligible for future awards under the Company’s 2021 Equity Incentive Plan.

Stock-based compensation expense recorded relating to the vesting of restricted stock for the nine months ended September 30, 2024, was $1,191,000. The remaining unamortized stock-based compensation expense at September 30, 2024 related to restricted stock was $1,198,000.

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

During the nine months ended September 30, 2024, the Company recognized stock option expense of $210,000. The remaining amount of unamortized stock options expense at September 30, 2024 was $194,000.

The intrinsic value of outstanding and exercisable options at September 30, 2024 was $-0-.

Option activity during the nine months ended September 30, 2024, was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2023	1,632,334	$1.28	2.8
Granted	460,000	$0.68
Canceled*	(256,667)	$1.30
Outstanding at September 30, 2024	1,835,667	$1.12	2.7
Exercisable at September 30, 2024	935,667	$1.35	1.7

* Canceled due to employee termination.

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net income	$2,915	$949	$6,369	$4,285

Denominator:
Weighted average common shares – basic	89,428,310	87,108,745	89,147,092	86,958,033

Dilutive effect of common stock equivalents:
Options	-	-	-	-

Denominator:
Weighted average common shares – diluted	89,428,310	87,108,745	89,147,092	86,958,033

Earnings per share – basic	$0.03	$0.01	$0.07	$0.05
Earnings per share – diluted	$0.03	$0.01	$0.07	$0.05

For the three and nine months ended September 30, 2024 and 2023, share equivalents related to options to purchase 1,835,667, compared to 1,706,001, and 1,835,667 compared to 1,706,001, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company has estimated that its effective tax rate for U.S. purposes will be zero for the 2024 and 2023 fiscal years as a result of prior net losses and a full valuation allowance against the net deferred tax assets. Consequently, the Company has recorded no provision or benefit for income taxes for the three months ended September 30, 2024 and 2023, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On November 4, 2024 the Company received correspondence from legal counsel to Tilloo Exploration & Production, LLC (“Tilloo”) seeking to recover damages which Tilloo is alleging were caused by intentional misrepresentations made by principals of the Company to principals of Tilloo in connection with Tilloo’s acquisition of the Milnesand and Sawyer fields in New Mexico from the Company for aggregate consideration of $1,122,436 effective August 1, 2023 (the “Milnesand Sale”).  The Company is in the process of reviewing the matter but does not believe any misrepresentations were made by the Company or its principals in the Milnesand Sale and that the claims are baseless, without merit, and fail as a matter of law. The Company plans to vigorously defend itself against the allegations and any potential lawsuits brought by Tilloo in connection therewith.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2024, above.

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

•

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and nine-month periods ended September 30, 2024, and 2023, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming.  As of September 30, 2024, we held approximately 14,552 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of September 30, 2024, we held approximately 19,453 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of September 30, 2024, we held interests in 300 gross and 298.5 net wells in our Permian Basin Asset, of which 28 are active producers, two are active injectors and two are active salt water disposal wells, all of which are held by PEDCO and operated by RAZO, and interests in 120 gross (27.8 net) wells in our D-J Basin Asset held by PRH, all of which 18 gross (16.2 net) wells are operated by Red Hawk and currently producing, 85 gross (11.6 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our properties and acreage so we can dictate the pace of development in order to execute our business plan. Our revised net capital expenditures for 2024 are estimated to range between $21 million to $23 million. This estimate includes a range of $19 million to $22 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $16.4 million through September 30, 2024) and approximately $1.5 million in estimated capital expenditures for electric submersible pump (ESP) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses (of which we have incurred approximately $1.2 million through September 30, 2024) . This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity. Our revised 2024 capital expenditure estimate does not include expenditures for unanticipated expenses that may arise, including for opportunistic leasehold acquisitions and other extraordinary projects for which we have not budgeted (for which we have paid approximately $0.5 million for opportunistic leasing acquisitions through September 30, 2024). We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is approximately 100% operated and held by production (“HBP”), allowing for flexibility of timing on development. Our 2024 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

On September 11, 2024, we successfully closed a new $250 million reserve-based lending facility (“RBL” or “Facility”) with Citibank, N.A., as administrative agent, and the lenders (including Citibank, N.A.) from time to time party thereto. The Facility has a maturity of four years and provides for an initial borrowing base of $20.0 million and an aggregate maximum revolving credit amount of $250 million. The Company has not drawn down any borrowings under the Facility as of the date of this Report.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this Report and in the foreseeable future, including to fund the remainder of our 2024 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) funding available through our RBL, and (iv) equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, our Chief Executive Officer and director, which funding Dr. Kukes is under no obligation to provide, and/or other qualified investors. In addition, we may seek additional funding through asset sales and farm-out arrangements to fund potential acquisitions during the remainder of 2024 and into 2025.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and nine-month periods ended September 30, 2024 and 2023, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

We reported net income for the three-month period ended September 30, 2024, of $2.9 million, or $0.03 per common share, compared to net income for the three-month period ended September 30, 2023 of $0.9 million or $0.01 per share. The increase in net income of $2.0 million when comparing the current period to the prior year’s period was primarily due to a $1.7 million increase in revenues coupled with a $0.7 million gain on sale of oil and gas properties, offset by a $0.4 million increase in total operating expenses (each discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	108,810	88,755	20,055	23%
Natural Gas (Mcf)	142,669	144,495	(1,826)	(1)%
NGL (Bbls)	23,508	13,724	9,784	71%
Total (Boe) (1)	156,096	126,562	29,534	23%

Crude Oil (Bbls per day)	1,183	965	218	23%
Natural Gas (Mcf per day)	1,551	1,571	(20)	(1)%
NGL (Bbls per day)	256	149	107	72%
Total (Boe per day) (1)	1,698	1,376	322	23%

Average Sale Price:
Crude Oil ($/Bbl)	$75.82	$75.54	$0.28	-%
Natural Gas ($/Mcf)	1.23	2.29	(1.06)	(46)%
NGL ($/Bbl)	26.53	21.46	5.07	24%

Net Operating Revenues (in thousands):
Crude Oil	$8,250	$6,705	$1,545	23%
Natural Gas	176	330	(154)	(47)%
NGL	624	295	329	112%
Total Revenues	$9,050	$7,330	$1,720	23%

(1) Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended September 30, 2024, increased $1.7 million, or 23%, to $9.0 million, compared to $7.3 million for the same period a year ago, due to a favorable volume variance of $1.7 million. There was a negligible price variance over the periods. The increase in overall production volume is related to our participation in 13 new non-operated wells in the D-J Basin and the drilling and completion of three operated wells with a third-party in the Permian Basin both in the latter part of Q1 2024. We also recognized additional production from our participating in another six wells in the D-J Basin which production began in latter part of Q3 2024.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,603	$1,106	$497	45%
Workovers	124	373	(249)	(67)%
Gain on ARO Settlement	-	(11)	11	100%
Other*	829	777	52	7%
Total Lease Operating Expenses	$2,556	$2,245	$311	14%

Depreciation, Depletion,
Amortization and Accretion	$3,055	$2,932	$123	4%

General and Administrative (Cash)	$879	$786	$93	12%
Share-Based Compensation (Non-Cash)	464	511	(47)	(9)%
Total General and Administrative Expense	$1,343	$1,297	$46	4%

Gain on Sale of Oil and Gas Properties	$735	$-	$735	100%

Interest Income	$84	$88	$(4)	(5)%
Other Income	$-	$5	$(5)	(100)%

* Includes severance, ad valorem taxes, workover adjustments and assessment and marketing costs.

Lease Operating Expenses.The increase of $0.3 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to our participation in new wells in the D-J Basin, as well as production from our recently completed wells.

Depreciation, Depletion, Amortization and Accretion. The $0.1 million increase was primarily the result of higher crude oil and NGL volumes resulting from the increased number of wells and increased oil production from our new wells, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation).The $0.1 million increase was primarily the result of additional payroll and software licensing fees.

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

Gain on Sale of Oil and Gas Properties. The Company sold leasehold rights to 320 net acres located in the D-J Basin for net cash proceeds of $0.7 million and recognized a gain on sale of oil and gas properties of $0.7 million during the nine months ended September 30, 2024. We had no sales of oil and gas properties during the nine months ended September 30, 2023.

Interest Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have remained relatively flat in the current period, compared to the prior period and interest on our note receivable. There was no other income in the current period compared to a nominal amount in the prior period.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

We reported net income for the nine-month period ended September 30, 2024 of $6.4 million, or $0.07 per share, compared to net income for the nine-month period ended September 30, 2023 of $4.3 million or $0.05 per share. The increase in net income of $2.1 million when comparing the current period to the prior year’s period was primarily due to a $4.9 million increase in revenues coupled with a $0.7 million gain on sale of oil and gas properties, offset by a $3.5 million increase in total operating expenses (each discussed in more detail below).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	349,185	304,487	44,698	15%
Natural Gas (Mcf)	420,182	353,179	67,003	19%
NGL (Bbls)	54,148	42,737	11,411	27%
Total (Boe) (1)	473,363	406,087	67,276	17%

Crude Oil (Bbls per day)	1,274	1,115	159	14%
Natural Gas (Mcf per day)	1,534	1,294	240	19%
NGL (Bbls per day)	198	157	41	26%
Total (Boe per day) (1)	1,728	1,488	240	16%

Average Sale Price:
Crude Oil ($/Bbl)	$76.34	$72.18	$4.16	6%
Natural Gas ($/Mcf)	1.90	3.11	(1.21)	(39)%
NGL ($/Bbl)	28.11	22.60	5.51	24%

Net Operating Revenues (in thousands):
Crude Oil	$26,656	$21,977	$4,679	21%
Natural Gas	799	1,099	(300)	(27)%
NGL	1,522	966	556	58%
Total Revenues	$28,977	$24,042	$4,935	21%

(1) Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the nine-month period ended September 30, 2024, increased $4.9 million, or 21%, to $29.0 million, compared to $24.1 million for the same period a year ago, due to a favorable price variance of $1.1 million, coupled with a favorable volume variance of $3.8 million. The increase in production volume is related to our participation in 13 new non-operated wells in the D-J Basin and the drilling and completion of three operated wells with a third-party in the Permian Basin, both in the latter part of Q1 2024. The increase in production volume is related to our participation in 13 new non-operated wells in the D-J Basin and the drilling and completion of three operated wells with a third-party in the Permian Basin both in the latter part of Q1 2024. We also recognized additional production from our participation in another six wells in the D-J Basin which production began in the latter part of Q2 2024.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$4,670	$3,476	$1,194	34%
Workovers	859	1,313	(454)	(35)%
Gain on ARO Settlement	-	(11)	11	100%
Other*	3,106	2,762	344	12%
Total Lease Operating Expenses	$8,635	$7,540	$1,095	15%

Depreciation, Depletion,
Amortization and Accretion	$10,782	$8,411	$2,371	28%

General and Administrative (Cash)	$2,820	$2,572	$248	10%
Share-Based Compensation (Non-Cash)	1,401	1,546	(145)	(9)%
Total General and Administrative Expense	$4,221	$4,118	$103	3%

Gain on sale of oil and gas properties	$735	$-	$735	100%

Interest Income	$326	$272	$54	20%
Gain on sale of fixed asset	$12	$-	$12	100%
Other (Expense) Income	$(43)	$40	$(83)	(208)%

* Includes severance, ad valorem taxes, workover adjustments and assessment and marketing costs.

Lease Operating Expenses. The increase of $1.1 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to our participation in new wells in the D-J Basin, as well as production from our recently completed wells.

Depreciation, Depletion, Amortization and Accretion. The $2.4 million increase was primarily the result of higher crude oil, natural gas and NGL volumes resulting from the increased number of wells and increased oil production from our new wells, compared to the prior year’s period.

General and Administrative Expenses (excluding share-based compensation).The $0.2 million increase was primarily the result of additional payroll and software licensing fees.

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

Gain on Sale of Oil and Gas Properties. The Company sold leasehold rights to 320 net acres located in the D-J Basin for net cash proceeds of $0.7 million and recognized a gain on sale of oil and gas properties of $0.7 million during the nine months ended September 30, 2024. We had no sales of oil and gas properties during the nine months ended September 30, 2023.

Gain on Sale of Fixed Asset. Relates to the sale of a vehicle and the subsequent purchase of another vehicle in the current period.

Interest Income and Other (Expense) Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have remained relatively flat in the current period, compared to the prior period, and interest on our note receivable. Other expense in the current period primarily relates to the subsequent disposition of a cash escrow bank balance related to the sale of our wholly-owned subsidiary EOR Operating Company. Other income in the prior period is primarily related to the sale of used pipe.

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine-month period ended September 30, 2024, were from $29.0 million in sales of crude oil and natural gas and $0.8 million from a sale of oil and gas properties. The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At September 30, 2024, the Company’s total current assets of $11.0 million exceeded its total current liabilities of $5.2 million, resulting in a working capital surplus of $5.8 million, while at December 31, 2023, the Company’s total current assets of $24.6 million exceeded its total current liabilities of $18.9 million, resulting in a working capital surplus of $5.7 million. The $0.1 million increase in our working capital surplus is primarily related to an increase in oil and gas receivables from production sales, offset by cash used to reduce payables related to our current capital drilling program (described above).

Financing

On September 11, 2024, we entered into a new $250 million reserve-based lending facility (the “RBL” or “Facility”) with Citibank, N.A., as administrative agent, and the lenders (including Citibank, N.A.) from time to time a party thereto. The Facility has a maturity of four years and provides for an initial borrowing base of $20.0 million and an aggregate maximum revolving credit amount of $250 million. The Company has not drawn down any borrowings under the Facility as of the date of this Report.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this Report and in the foreseeable future, including to fund the remainder of our 2024 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) funding available through our RBL, and (iv) equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, our Chief Executive Officer and director, which funding Dr. Kukes is under no obligation to provide, and/or other qualified investors. In addition, we may seek additional funding through asset sales and farm-out arrangements to fund potential acquisitions during the remainder of 2024 and into 2025.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$8,547	$11,425
Net cash used in investing activities	(22,098)	(27,655)
Net cash provided by financing activities	-	-
Net decrease in cash and restricted cash	$(13,551)	$(16,230)

Cash flows provided by operating activities. Net cash provided by operating activities decreased by $2.9 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in net income of $2.1 million and a $2.4 million increase in depreciation, depletion and amortization (predominantly from production increases noted above), offset by a $0.7 million gain on sale of oil and gas properties and a fixed asset and a $6.7 million net decrease to our other components of working capital (predominantly from an increase in accruals and payables from our recent drilling and completion activity).

Cash flows used in investing activities. Net cash used in investing activities decreased by $5.6 million for the current year’s period, when compared to the prior year’s period, primarily due to $4.8 million less in capital spending, coupled with $0.8 million in proceeds from the sale of oil and gas properties in the current period.

Cash flows financing activities. There were no cash flow financing activities in the current or prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, gain on sale of oil and gas properties and gain on sale of fixed assets. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$2,915	$949	$6,369	$4,285
Add (deduct)
Depreciation, depletion, amortization and accretion	3,055	2,932	10,782	8,411
EBITDA	5,970	3,881	17,151	12,696
Add (deduct)
Share-based compensation	464	511	1,401	1,546
Gain on sale of fixed assets	-	-	(12)	-
Gain on sale of oil and gas properties	(735)	-	(735)	-
Adjusted EBITDA	$5,699	$4,392	$17,805	$14,242

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

Recently Issued Accounting Pronouncements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within  fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of September 30, 2024, that our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation and Regulatory Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding or government proceeding.

Environmental Contingencies

The nature of the natural gas and oil business carries with it certain environmental risks for us and our subsidiaries. We have implemented various policies, programs and procedures to attempt to reduce and mitigate such environmental risks.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on March 18, 2024 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, other than as discussed below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The requirements, restrictions and covenants in our RBL, including interest payable thereunder, may restrict our ability to operate our business and might lead to a default under such agreement.

As of the date of this Report, the RBL has a balance of $0. Amounts, if any, that we borrow under the RBL, are due on September 11, 2028.

Borrowings under the RBL may be alternate base rate (“ABR”) loans or SOFR loans, at the election of the Company. Interest is payable quarterly for ABR loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) for a one, three or six-month interest period plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10 basis point credit spread adjustment (the “SOFR Rate”). ABR loans bear interest at a rate per annum equal to the greatest of: (i) the prime rate as publicly announced by Citibank; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted forward-looking term rate based on SOFR for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized (the “ABR Rate”). The Company also pays a commitment fee on unused commitment amounts under its facility of 37.5 basis points or 50 basis points, depending on the percentage of the borrowing base utilized. The Company may repay any amounts borrowed under the RBL prior to the maturity date without any premium or penalty, and is required to repay certain portions of the amounts borrowed under the RBL upon the occurrence of certain events.

The RBL includes customary representations and warranties, and affirmative and negative covenants of the Company for a facility of that size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the lenders, subject to certain exceptions, and requiring the Company to have a net leverage ratio (the ratio of (a) total net debt to (b) EBITDAX) of no less than 1.0 to 1.0 and a current ratio (the ratio of (i) consolidated current assets to (ii) consolidated current liabilities) of no less than 1.0 to 1.0. EBITDAX is defined as Earnings Before Interest, Taxes, Depreciation (or Depletion), Amortization, and Exploration Expense.

In addition, the RBL is subject to customary events of default for a facility of this size and type, including a change in control. If an event of default occurs and is continuing, the administrative agent may, with the consent of majority lenders, or shall, at the request of the majority lenders, accelerate any amounts outstanding and terminate lender commitments and declare the entire amount of obligations owed under the RBL immediately due and payable and take certain other actions provided for under the RBL.

As a result of these requirements, covenants and limitations, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. The breach of any of these requirements or covenants could result in a default under the RBL or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such RBL or future debt facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such RBL or future debt facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.

A prolonged period of weak, or a significant decrease in, industry activity and overall markets may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt and current global and market conditions have increased the potential for that difficulty.

Our obligations under the RBL are secured by a first priority security interest in substantially all of our assets and various Company guarantees.

The amounts borrowed pursuant to the terms of the RBL are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, certain of our subsidiaries have guaranteed the amounts due, and obligations under, the RBL.

As a result of the above, our creditors, in the event of the occurrence of a default under the RBL, may enforce their security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.

Continued increases in interest rates will cause our debt service obligations to increase and may have an adverse effect on our operations.

The amounts borrowed under the RBL bear interest at either the SOFR Rate or the ABR Rate. Interest rates have recently been subject to increasing volatility and any increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, a future increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Changes in interest rates could also have a material adverse impact on our earnings and cash flows. Because our future notes payable are expected to have variable interest rates, our business results are expected to be subject to fluctuations in interest rates. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2024, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Incorporated
Exhibit No.	Description	By Reference Form	Exhibit	Filing Date	File Number
10.1	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan (1)	8-K	10.1	8/30/2024	001-35922
10.2	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement (2)	S-8	99.3	9/1/2021	333-259248
10.3+	Credit Agreement dated September 11, 2024, by and among PEDEVCO Corp., as borrower, and Citibank N.A., as Administrative Agent, and the Lenders Party Thereto	8-K	10.1	9/11/2024	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

PEDEVCO Corp.

November 14, 2024	By:	/s/ Dr. Simon G. Kukes
Dr. Simon G. Kukes
Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 14, 2024	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

