Form 10-K
period 2024-12-31
PEDEVCO CORP
filed 2025-03-31
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of $0.9046 on June 28, 2024, the last reported trading price prior to such date, was approximately $23,784,416. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of March 28, 2025, 91,339,385 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023 (“Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2024, as well as restatements of the following previously filed periods: (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”), and (ii) audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”)(collectively, the “Form 10-Ks” and the “Prior Financial Statements”).

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by the PEDEVCO Corp (the “Company”) with the Securities and Exchange Commission on March 25, 2025, in connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company concluded that in prior years it had not appropriately accounted for the depletion expense related to its oil and gas properties. These errors led to an overstatement of depletion expense during the impacted periods.

On March 28, 2025, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors, after discussion with senior management and the Company’s independent registered public accountants, concluded that the errors were material to the Company's Prior Financial Statements and the Prior Financial Statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, should no longer be relied upon due to the impact of the unintentional error noted above.

This Annual Report on Form 10-K includes restated Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022.

Refer to Note 4, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information, including the impact on the specific accounts.

Restatement Overview

The following items have been restated, as appropriate, to correct the errors noted above:

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II - Item 8. Financial Statements and Supplementary Data
•	Part IV - Item 15. Exhibits and Financial Statement Schedules

Internal Control Considerations

Management determined that the restatement of our previously issued financial statements as described above indicates the existence of a material weakness in our internal control over financial reporting and that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2024. Management has created a plan of remediation to address the material weakness. See Item 9A in this Form 10-K for a further discussion of the material weakness in our internal control over financial reporting.

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

Forward-looking statements may include statements about:

•	our business strategy;
•	our reserves;
•	our technology;
•	our cash flows and liquidity;
•	our financial strategy, budget, projections and operating results;
•	oil and natural gas realized prices;
•	timing and amount of future production of oil and natural gas;
•	the availability of oil field labor;
•	the amount, nature and timing of capital expenditures, including future exploration and development costs;
•	drilling of wells;
•	government regulation and taxation of the oil and natural gas industry;
•	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
•	exploitation projects or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”)), recent changes in inflation and interest rates, and risks of recessions, including as a result thereof;
•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	developments in oil-producing and natural gas-producing countries;
•	political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022 and the current war in Israel, which conflicts are ongoing;
•	our future operating results;
•	future acquisition transactions;
•	our estimated future reserves and the present value of such reserves;
•	our plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
•	those risks discussed under, or incorporated by reference in, “Risk Factors” below.

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

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2024 means the year ended December 31, 2024, whereas fiscal 2023 means the year ended December 31, 2023, and fiscal year 2022 means the year ended December 31, 2022.

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

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming. As of December 31, 2024, we held approximately 14,105 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of December 31, 2024, we held approximately 18,669 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of December 31, 2024, we held interests in 35 gross (33.5 net) wells in our Permian Basin Asset, of which 28 gross (26.5 net) wells are active producers, five gross (five net) wells are inactive, and two gross (two net) wells are active salt water disposal wells (“SWD’s”), all of which are held by PEDCO and operated by RAZO, and interests in 82 gross (21.9 net) wells in our D-J Basin Asset held by PRH, all of which 17 gross (15.4 net) wells are operated by Red Hawk and currently producing, 48 gross (6.5 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Specifically, we seek to increase stockholder value through the following strategies:

•	Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

•	Apply modern drilling and completion techniques and technologies. We own and intend to acquire additional properties that have been historically underdeveloped and underexploited. We believe our attention to detail and application of the latest industry advances in horizontal drilling, completions design, frac intensity and locally optimal frac fluids will allow us to successfully develop our properties.

•	Optimization of well density and configuration. We own properties that are legacy oil fields characterized by widespread vertical and horizontal development and geological well control. We utilize the extensive geological, petrophysical and production data of such legacy properties to confirm optimal well spacing and configuration using modern reservoir evaluation methodologies.

•	Maintain a high degree of operational control and/or form partnerships which allow for a high degree of control over non-operated properties. We believe that by retaining operational control and/or by forming partnerships which require consent and input by all partners in major development projects, we can efficiently manage the timing and amount of our capital expenditures and operating costs, and thus key in on the optimal drilling and completions strategies, which we believe will generate higher recoveries and greater rates of return per well.

•	Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming and building oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acreage in order to grow our reserve base and maximize stockholder value.

•	Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide flexibility across various commodity and market cycles.

We also are committed to developing and monitoring environmental, social and governance (“ESG”) initiatives and the Board of Directors plans to evaluate the potential adoption of ESG initiatives from time to time, provided that no definitive ESG plans have been adopted to date.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our net capital expenditures for 2025 are estimated at the time of this Annual Report to range between $27 million to $33 million. This estimate includes a range of $24.5 million to $30.5 million for drilling and completion costs on our Permian Basin and D-J Basin Assets and approximately $2.5 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. We anticipate that approximately 70% to 75% of our expected capital expenditures for 2025 will be allocated to development in the D-J Basin under our February 2025 joint development agreement entered into with a large private equity-backed D-J Basin operator and our Participation Agreement and Area of Mutual Interest (“AMI”) entered into in August 2024 with a private operator. This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and nearly all held by production (“HBP”), allowing for flexibility of timing on development. Our 2025 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, our former CEO and newly appointed Executive Chairman of the Company's Board of Directors, which funding Dr. Kukes is under no obligation to provide, (iv) public or private debt or equity financings, including up to $8.0 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”)(discussed in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing” (under which we have sold no shares to date), and (v) funding through credit or loan facilities, including under the Company’s reserve-based lending facility (“RBL”) with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $20 million and an aggregate maximum revolving credit amount of $250 million (of which none has been drawn down by the Company to date). In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2025.

The following chart reflects our current organizational structure:

*Represents percentage of total voting power based on 91,339,385 shares of common stock outstanding as of March 28, 2025, with beneficial ownership calculated in accordance with Rule 13d-3 of the Exchange Act. Holdings of The SGK 2018 Revocable Trust are also included in holdings of Senior Management and the Board – See “Part III” — “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance. Our management team is headed by J. Douglas Schick, who has served as our President since 2018 and was recently appointed as our Chief Executive Officer effective January 1, 2025, and has over 25 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company. Additionally, our Chief Commercial Officer, Jody D. Crook, has over 25 years of experience in the oil and gas industry, having co-founded oil and gas consulting and operational firms Tenet Advisory Group LLC and Bronze Four Resources, LLC, and formerly serving in various leadership roles and positions of increasing responsibility at Jones Energy, Ltd., Southwestern Energy, and Enron Corp. Also, our Executive Vice President and General Counsel, Clark R. Moore, has nearly 20 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp. All members of the management and operations teams have also successfully helped develop and build similar exploration and production companies with like kind asset profiles and technical operations in multiple oil and gas producing basins in the United States. We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our Board of Directors also brings extensive oil and gas industry experience, headed by our Executive Chairman, Dr. Simon G. Kukes, who brings over 40 years of experience in the oil industry, serving as our Chief Executive Officer from 2018 through 2024, and formerly serving as the CEO at Samara-Nafta, a joint venture with the U.S.-based international oil company Hess Corporation, CEO of Tyumen Oil Company (TNK), prior to its combination with British Petroleum, and as Chairman of Yukos Oil Company. In addition, our Board includes John J. Scelfo, who brings over 40 years of experience in oil and gas management, finance and accounting, and who served in numerous executive-level capacities at Hess Corporation, including as Senior Vice President, Finance and Corporate Development, Chief Financial Officer, Worldwide Exploration & Producing, and as a member of Hess’ Executive Committee. Our Board also includes H. Douglas Evans, who brings over 50 years of experience in executive management positions with Gulf Interstate Engineering Company, one of the world's top pipeline design and engineering firms, including as its Honorary Chairman and previously its Chairman and President and Chief Executive Officer, and who is a past President and Board member of the International Pipe Line and Offshore Contractors Association, former Chairman of its Strategy Committee, and formerly a member of the Pipeline Contractors Association.

Significant acreage positions and drilling potential. As of December 31, 2024, we have accumulated interests in a total of 14,105 net acres in our core Permian Basin Asset operating area, and 18,669 net acres in our core D-J Basin Asset operating area, both of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our Permian Basin Asset could contain up to 100 potential net 1.0 mile laterals wells on 160 acre spacing. We believe our D-J Basin Asset could contain up to 353 potential gross wells with 164 potential net wells, comprised of two gross 1.0-mile lateral wells with one net 1.0-mile lateral well, 351 gross 2.0-mile lateral wells with 163 net 2.0 mile lateral wells, on 80-acre spacing and 160-acre spacing, respectively, providing us with a substantial drilling inventory for future years. Not all of these potential well locations in our Permian Basin Asset and D-J Basin Asset are included in our reserve report due to SEC guidelines related to development timing.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2024, sales to three customers comprised 38%, 36% and 12%, respectively, of the Company’s total oil and gas revenues. No other customer accounted for more than 10% of our revenue during these periods. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers. Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

Natural Gas.Our natural gas is predominately sold under short-term natural gas purchase agreements, with one gas purchase agreement for our D-J Basin Asset that is in effect until April 1, 2032. However, natural gas sales related to this agreement only represent less than 1% of our total revenues as of December 31, 2024, and the Company believes that this trend will continue in the D-J Basin Asset. Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees for processing, location or transportation differentials.

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

Our net capital expenditures for 2025 are estimated at the time of this Annual Report to range between $27 million to $33 million. This estimate includes a range of $24.5 million to $30.5 million for drilling and completion costs on our Permian Basin and D-J Basin Assets and approximately $2.5 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. We anticipate that approximately 70% to 75% of our expected capital expenditures for 2025 will be allocated to development in the D-J Basin under our February 2025 joint development agreement entered into with a large private equity-backed D-J Basin operator and our Participation Agreement and (AMI) entered into in August 2024 with a private operator. This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

Our Core Areas

Permian Basin Asset

We hold our Permian Basin Asset through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiary, RAZO. Our Permian Basin Asset was assembled through three acquisitions completed between 2018 and 2019. In the first acquisition, we acquired 100% of the assets of Hunter Oil Company, with an effective date of September 1, 2018, which created our core Permian position. In 2019, we acquired additional assets in two bolt-on acquisitions from private operators, and in November 2023 we divested approximately 8,035 gross leasehold acres and related wells in the non-core Milnesand and Sawyer Fields of our Permian Basin Asset to a private operator in order to reduce our asset retirement obligations and plugging and abandoning liabilities with respect to these non-core assets, thereby eliminating approximately $3.2 million in plugging and abandonment liabilities and freeing up our resources to allow us to better focus on development of our other assets. Our current Permian Basin Asset interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 35 gross (33.5 net) wells, of which 28 wells are active producers, and two are active SWDs. As of December 31, 2024, our Permian Basin Asset acreage is located where indicated in the below map of the State of New Mexico and more specifically in the areas shaded in yellow in the subsequent sectional map.

State of New Mexico

In September 2023, the Company and Evolution Petroleum Corporation (“Evolution”) entered into a Participation Agreement (the “Participation Agreement”) for the joint development of a portion of the Company’s Permian Basin Asset known as the Chaveroo oilfield, located in Chaves and Roosevelt Counties, New Mexico (the “Chaveroo Field” and the “Chaveroo Farmout Transaction”). Pursuant to the Participation Agreement, the Company and Evolution identified twelve “Development Blocks” covering approximately 16,000 gross leasehold acres consisting of all leasehold rights from the surface to the base of the San Andres formation, where the Company currently holds leasehold interests (“Existing Leases”), in which the parties may jointly develop by drilling and completion of up to nine horizontal San Andres wells in each Development Block in accordance with the terms of the agreement, which terms include, but are not limited to: (i) Evolution made an initial payment of $366,000 to the Company in exchange for a 50% working interest share in the Existing Leases, covering the initial two Development Blocks (which equals Evolution’s share of the acreage portion for nine drilling locations therein); (ii) upon completion of the wells in each Development Block, Evolution will have the right, but not the obligation, to acquire a 50% working interest share in the next Development Block in exchange for the payment of $450 per net acre of Existing Leases held by the Company in such block, and participate on a 50% working interest share basis in the drilling and completion of up to nine horizontal San Andres wells in such Development Block; (iii) the parties entered into a standard operating agreement with the Company serving as the operator with respect to the development of the assets; (iv) if either party elects not to participate in the development of a Development Block, the other party may develop such Development Block independently with the non-participating party not required to participate in the same; (v) the creation of an area of mutual interest by the parties comprised of lands in the Chaveroo Field; and (vi) certain other terms and conditions standard in such participation agreements. The Participation Agreement has an initial term expiring on December 31, 2025, but continues in full force and effect for so long as the parties continue to develop the Development Blocks in accordance with the terms of the agreement. The Participation Agreement includes customary representations and warranties of the parties and also provides that any new leases acquired by the Company within certain identified tracts within two years from the date of the agreement will become Existing Leases under the agreement.

Pursuant to the Participation Agreement, in September 2023 Evolution acquired a 50% working interest share in Existing Leases covering approximately 813 net acres located in the first and second Development Blocks in exchange for the payment of $366,000 in total proceeds to the Company, and in June 2024 Evolution acquired a 50% working interest share in Existing Leases covering approximately 811 net acres located in the third, fourth and fifth Development Blocks in exchange for the payment of $365,000 in total proceeds to the Company.

In addition, in December 2023, the Company’s operator, RAZO, entered into a Stipulated Final Order (“SFO”) with the Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD.

We believe that the Company’s approximately 14,550 net acres within the Chaveroo and Chaveroo NE Fields offer a unique opportunity to drill infill horizontal wells. The Chaveroo NE Field is an extension of the Chaveroo Field that was not originally developed vertically. Our current Permian Basin Asset interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 35 gross (33.5 net) wells, of which 28 wells are active producers, and two are active SWDs.

D-J Basin Asset

We have grown our legacy D-J Basin Asset position to approximately 14,809 net acres in Weld and Morgan Counties, Colorado and approximately 3,860 net acres in Laramie County, Wyoming. We directly hold all of our interests in the D-J Basin Asset through our wholly-owned subsidiary, PRH. These interests are all located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming. PRH has an interest in 82 gross (21.9 net) wells and our wholly-owned operating subsidiary, Red Hawk, is currently the operator of 17 gross (15.4 net) wells located in our D-J Basin Asset. Our D-J Basin Asset acreage is located in the areas shown in the map below. The D-J Basin’s Wattenberg Extension has seen a tremendous amount of growth in drilling activity since 2018 due to enhanced completions design and interest in the area as a result of its remote location away from more populated areas of the Wattenberg play to the south. D-J Basin operators are drilling horizontal wells in the Niobrara formation in several Niobrara benches and in the Codell formation, utilizing the latest advances in completion design, frac stages, and frac intensity to obtain favorable well results. Notable non-operated partners leading the Niobrara revival are Chevron Corporation (which acquired Noble Energy in October 2020 and PDC Energy in August 2023), Civitas Resources, Inc. (formed by the merger of Bonanza Creek Energy and Extraction Oil and Gas in November 2021) and several large private equity-backed independent E&P companies like Bison Oil & Gas IV and Verdad Resources LLC. Other active operators in the area include Fundare Resources Company, LLC (which acquired Whiting Petroleum Company’s D-J Basin interests in late 2019), and Occidental Petroleum (which acquired Anadarko Petroleum in 2019).

Weld and Morgan Counties, Colorado and Laramie County, Wyoming

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue, net to the Company, for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022

Total Revenues	$39,553,000	$30,784,000	$30,034,000

Oil:
Total Production (Bbls)	492,396	382,794	304,507
Average sales price (per Bbl)	$73.50	$72.95	$90.86
Natural Gas:
Total Production (Mcf)	608,382	479,533	245,923
Average sales price (per Mcf)	$2.00	$3.00	$6.41
NGL:
Total Production (Bbls)	78,003	58,170	19,277
Average sales price (per Bbl)	$27.48	$24.43	$40.87
Oil Equivalents:
Total Production (Boe) (1)	671,796	520,886	364,771
Average Daily Production (Boe/d)	1,835	1,427	999
Average Production Costs (per Boe) (2)	$10.36	$8.98	$13.12

_________________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem, severance taxes and ARO Settlements.

As of December 31, 2024, the Wattenberg Field in our D-J Basin Asset and as of December 31, 2023 and 2022, the Chaveroo Field in our Permian Basin Asset and the Wattenberg Field in our D-J Basin Asset are the fields that each comprise 15% or more of our total proved reserves. The applicable production volumes from these fields for the years ended December 31, 2024, 2023, and 2022, are represented in the table below in total barrels (Bbls):

	2024	2023	2022
Chaveroo (Permian Asset Base)	-	168,458	211,310
Wattenberg (D-J Asset Base)	333,635	331,896	91,685

The following table summarizes our gross and net developed and undeveloped leasehold acreage Iat December 31, 2024:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	82,560	18,669	69,760	11,150	12,800	7,519
Permian Basin	26,240	14,105	21,760	13,785	4,980	320
Total	108,800	32,774	91,520	24,935	17,280	7,839

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as follows: (i) in the D-J Basin Asset, 809 net acres are set to expire during 2025 (net to our direct ownership interest only), with 3,662 and 1,657 net acres set to expire for the years ending December 31, 2026 and 2027 respectively, and 508.53 net acres thereafter; and (ii) in the Permian Basin Asset only 200 net acres are set to expire for the year ending December 31, 2026, (net to our direct ownership interest only), with all of the remaining acreage currently held by production. We expect to retain substantially all of our expiring acreage either through drilling activities, renewal of the expiring leases or through the exercise of extension options.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2024. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	117.0	59.3
Natural gas	-	-
Total*	117.0	59.3

* Total percentage of gross operated wells is 47.0%.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	27	5.1	8	0.4	8	4.1
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2024, the Company’s total estimated proved reserves were 18.1 million Boe, of which 14.2 million Bbls were crude oil and NGL reserves, and 23.4 million Mcf were natural gas reserves.

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

The preparation of our reserve estimates is in accordance with our prescribed procedures that include verification of input data into reserve forecasting and economic software, as well as management review. Our reserve analysis includes, but is not limited to, the following:

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

Current Year Events

Participations Agreements Related to D-J Basin Assets

On August 21, 2024, the Company, through PRH, entered into a five-year Participation Agreement with a large private equity-backed D-J Basin exploration and production company with extensive operational experience (“Joint Development Party”), whereby the Joint Development Party assigned to PRH a 30% interest in approximately 7,607 net acres of existing oil and gas leases and PRH assigned to the Joint Development Party a 70% interest in approximately 3,166 net acres of oil and gas leases, all located within the SW Pony Prospect in the D-J Basin in Weld County, Colorado. Additionally, to facilitate joint development of the SW Pony Prospect, the parties agreed to an approximately 16,900 gross acre Area of Mutual Interest wherein the Joint Development Party will transfer 30% of future interests acquired by the Joint Development Party in leaseholds to PRH, and PRH will transfer 70% of future interests acquired by PRH in leaseholds to the Joint Development Party, in each case at an acquisition cost proportionate to their respective interests. The assigned interests will be subject to an overriding royalty, such that the assigning party shall deliver to the other party leasehold interests with an 80% net revenue interest, and the parties agreed that the Joint Development Party will be the operator of the combined leaseholds. The Participation Agreement specifically addresses the Harlequin Wells, which are existing wells within the SW Pony Prospect, whereby PRH acquired a 30% undivided interest in six Harlequin Wells as part of the leasehold assignment. The Company correspondingly paid $8.6 million in capital costs related to these wells.

In February 2025, the Company entered into a joint development agreement (“Agreement”) with a large, Denver, Colorado-based private equity-backed D-J Basin E&P Company with extensive operational experience (“Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber DSUs located in Weld County, Colorado, with the Operator paying to the Company $1.7 million, the Company agreeing to amend the Company’s existing Roth and Amber DSUs to increase each to 1,600 acres and transferring operatorship of the DSUs to the Operator, and the parties agreeing to jointly participate in the development of the Roth and Amber DSUs.

Sale of Non-Core D-J Basin Assets

On September 23, 2024, PRH sold 320 net acres to a third-party in the Company’s D-J Basin Asset for $750,000, and, with the Company recognizing a $735,000 gain from the sale of oil and gas properties.

Drilling and Completion, Leasing, and Mineral Lease Acquisition Activities

For the year ended December 31, 2024, the Company incurred $20.5 million of capital costs. These costs were primarily related to non-operated drilling and completion costs related to the Company’s participation in 24 new non-operated wells in the D-J Basin in which the Company participated and the Company’s completion operations with respect to three operated wells with a third-party in the Permian Basin, together with costs related to certain workovers for lift conversions, cleanouts and permitting in the Company’s D-J Basin Asset.

The Company also acquired approximately 267 net mineral acres and 4,960 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $725,000 and $862,000, respectively.

Reserve-Based Lending Facility

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

Milnesand Sale Dispute and Tilloo Note Default

On November 4, 2024 the Company received correspondence from legal counsel to Tilloo Exploration & Production, LLC (“Tilloo”) seeking to recover damages which Tilloo is alleging were caused by alleged intentional misrepresentations made by principals of the Company to principals of Tilloo in connection with Tilloo’s acquisition of the Milnesand and Sawyer fields in New Mexico from the Company for aggregate consideration of $1,122,436 effective August 1, 2023 (the “Milnesand Sale”), which consideration was paid to the Company by Tilloo via a five-year secured promissory note with 10% annual interest and no payments due until January 8, 2025 (the “Tilloo Note”). The Company does not believe any misrepresentations were made by the Company or its principals in the Milnesand Sale and that the claims are baseless, without merit, and fail as a matter of law. The Company has not received any correspondence from Tilloo subsequent to receipt of the November 4, 2024 correspondence from Tilloo, and Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025. The Company issued a notice of default under the Tilloo Note to Tilloo in mid-January 2025, and the Company intends to pursue all available avenues and remedies, including potential foreclosure under the security agreement and mortgages securing the secured obligation, to resolve these matters.

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

Federal Air Regulation

The EPA adopted regulations requiring the reporting of GHG emissions from specific categories of higher GHG emitting sources in the U.S., including certain crude oil and natural gas production facilities, which include certain of our operations. Information in such reporting may form the basis for further GHG regulation. Further, the EPA has continued with its comprehensive strategy for further reducing methane emissions from oil and gas operations, with a final rule being issued in June 2016 as part of the Subpart OOOOa NSPS. In November 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule sought to make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule sought to establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. In November 2022, the EPA issued a proposed rule supplementing the November 2021 proposed rule. Among other things, the November 2022 supplemental proposed rule removed an emissions monitoring exemption for small wellhead-only sites and created a new third-party monitoring program to flag large emissions events, referred to in the proposed rule as “super emitters.” The EPA announced a final rule in December 2023, which, among other things, requires the phase out of routine flaring of natural gas from new crude oil wells and routine leak monitoring at all well sites and compressor stations. Notably, EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources until March 2026. The final emissions guidelines under Subpart OOOOc provide until 2029 for existing sources to comply. The final rule is subject to ongoing litigation but remains in effect. More recently, the EPA finalized on March 8, 2024, additional final NSPS OOOO program final rules—referred to as Subparts OOOOb and OOOOc—which, became effective May 7, 2024, and are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules impose additional methane and VOC emissions limitations from new, modified, and reconstructed sources, and will regulate existing sources for the first time under the NSPS OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of VOC and methane emissions for the oil and gas production, transmission, and storage industry segments are uncertain at this time and could be modified further as a result of ongoing rulemakings and expected legal challenges. The EPA’s GHG rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of the final rule remains uncertain at this time.

More recently, the EPA finalized on March 8, 2024, additional final NSPS OOOO program final rules—referred to as Subparts OOOOb and OOOOc—which, became effective May 7, 2024, and are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules impose additional methane and VOC emissions limitations from new, modified, and reconstructed sources, and will regulate existing sources for the first time under the NSPS OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of VOC and methane emissions for the oil and gas production, transmission, and storage industry segments are uncertain at this time and could be modified further as a result of ongoing rulemakings and expected legal challenges. Changes in the U.S. presidential administration following the 2024 presidential election could also affect the implementation of the NSPS Subpart OOOOb and OOOOc rules.

In October 2015, the EPA finalized its rule lowering the earlier 75 part per billion (“ppb”) national ambient air quality standards (“2008 NAAQS”) for ozone under the CAA to 70 ppb (“2015 NAAQS”). The state of Colorado’s Denver Metro and North Front Range (“DM/NFR”) air quality control region has been unable to attain the 2008 and 2015 ozone NAAQS since their adoption, and its existing non-attainment status for the 2008 NAAQS was reclassified from “serious” to “severe” in 2022 due to violations at area monitors during the 2020 ozone season. A “severe” classification triggers significant additional obligations under the CAA and state laws and will result in new and more stringent air quality control requirements applicable to our operations in Colorado and significant operating costs and delays in obtaining necessary permits for new and modified production facilities. Among other requirements, a “severe” classification for the 2008 NAAQS may require additional permitting in the nonattainment area for any source with the potential to emit more than 25 tons per year of volatile organic compounds or nitrogen oxides. Additionally, the DM/NFR’s non-attainment boundary for the 2015 NAAQS was successfully challenged by environmental groups and local governments seeking to expand the boundary to include all of northern Weld County in the case of Clean Wisconsin v. EPA, No. 18-1203, in which the D.C. Circuit Court remanded the boundary determination to the EPA for further support or re-designation. In response, the EPA chose to re-designate the boundary for the 2015 ozone NAAQS to include all of Weld County, which action became effective on December 30, 2021. Weld County challenged the EPA’s action upon remand in the D.C. Circuit, and the D.C. Circuit Court denied Weld County’s petition for review in June 2023. Bd. of County Comm. of Weld County v. EPA, No. 21-1263. While the Permian Basin in New Mexico has not been designated as being in nonattainment with federal ozone standards, the EPA’s 2023 proposal to designate the Permian Basin as being in nonattainment remains pending.

In November 2022, the Bureau of Land Management (“BLM”) published a proposed rule that would regulate venting, flaring and leaks during oil and gas production activities on federal and Indian leases. If finalized as proposed, the rule would limit gas that may be flared royalty-free during well completions, production testing, and emergencies; establish a monthly volume limit on royalty-free flaring due to pipeline capacity constraints, midstream processing failures, or other similar events; require vapor recovery systems on oil tanks; require operators to maintain leak detection and repair (“LDAR”) programs; prohibit the use of certain natural-gas-activated pneumatic controllers and pneumatic diaphragm pumps; and require operators to submit waste minimization plans with applications for permit to drill, among other requirements.

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

Since 2022, the ECMC has introduced regulatory measures impacting the oil and gas industry, including: (i) in August 2024, the ECMC proposed regulations aimed at assessing and mitigating the cumulative effects of oil and gas operations, particularly in communities disproportionately impacted by environmental burdens, which rules are now in place as of December 15, 2024; and (ii) in April 2022, the ECMC implemented new financial assurance rules mandating that oil and gas operators provide adequate funds to cover well plugging and site reclamation.

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

In addition, the New Mexico state legislature is considering a bill that would increase fines and fees on oil and gas operators and codify New Mexico’s 98% methane capture rule, which the New Mexico Energy, Minerals and Natural Resources Department (“NMOCD”) enacted in 2021. Under the methane capture rule, oil and gas operators are required to capture 98% of their produced natural gas by December 31, 2026, and routine venting and flaring is prohibited. In addition, the NMOCD adopted a rule in August 2022 that requires oil and natural gas producers in counties that are at risk of non-attainment of federal ozone standards to, among other things, check emission rates and have those calculations certified by a qualified engineer, perform enhanced checks for leaks, repair those leaks within 15 days of discovery, and maintain records to demonstrate continuous compliance.

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

The federal Safe Drinking Water Act (“SDWA”) and comparable state statutes may restrict the disposal, treatment, or release of water produced or used during oil and gas development. Subsurface emplacement of fluids, primarily via disposal wells or enhanced oil recovery wells (“EOR Wells”), is governed by federal or state regulatory authorities that, in some cases, include the state oil and gas regulatory or the state’s environmental authority. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the SDWA to expressly exclude certain hydraulic fracturing from the definition of “underground injection,” but disposal of hydraulic fracturing fluids and produced water or their injection for EOR Wells is not excluded.

Federal agencies have periodically considered additional regulation of hydraulic fracturing. The EPA has published guidance for issuing underground injection permits that would regulate hydraulic fracturing using diesel fuel. This guidance eventually could encourage other regulatory authorities to adopt permitting and other restrictions on the use of hydraulic fracturing. In June 2016, the EPA finalized regulations that address discharges of wastewater pollutants from onshore unconventional extraction facilities to publicly-owned treatment works. The EPA also published a study of the impact of hydraulic fracturing on drinking water resources, which concluded that drinking water resources can be affected by hydraulic fracturing under specific circumstances. The results of this study could result in additional regulations, which could lead to operational burdens similar to those described above; however, the EPA has taken no further action in response to the study to date. In April 2024, the BLM finalized a rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and Indian leases, which became effective in June 2024. However, numerous states challenged the rule, and litigation is ongoing in the District of North Dakota, which granted a preliminary injunction enjoining BLM from enforcing the rule in the plaintiff states in September 2024. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. As a result, future implementation and enforcement of this rule remains uncertain at this time.

In addition, oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act (“NEPA”). The NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Authorizations under the NEPA also are subject to protest, appeal, or litigation, which can delay or halt projects. In July 2020, the Council on Environmental Quality (“CEQ”) revised the NEPA’s implementing regulations to make the NEPA process more efficient, effective, and timely. The rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). These regulations are subject to ongoing litigation in several federal district courts, and in October 2021, CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of the CEQ’s proposed rulemaking process was finalized in April 2022, and generally restored provisions that were in effect prior to 2020. In July 2023, CEQ issued a proposed rule for the Phase II rulemaking. The proposed Phase II rule restores certain mitigation language from the pre-2020 version of the NEPA regulations, proposes further revisions to ensure the NEPA process “provides for efficient and effective environmental reviews,” and meets environmental, environmental justice, and climate change objectives. The final rule was made effective May 1, 2024. However, at least twenty states challenged the Phase II rule in federal district court. In addition, in January 2025, President Trump issued executive orders directing (i) CEQ to provide guidance on implementing NEPA and to propose rescinding and replacing CEQ’s NEPA regulations with implementing regulations at the agency level and (ii) federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. In February 2025, CEQ sent an interim final rule to the White House Office of Management and Budget that would immediately withdraw the NEPA implementing regulations. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our business and operations.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021, which injunction is being appealed. President Biden resumed onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 17% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 4% of the Company’s acreage in Wyoming is located on federal lands. It is currently unclear whether future moratoriums will be imposed, if any, and whether such actions herald the start of a change in federal policies regarding the grant of oil and gas permits on federal lands.

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

At this time, it is not possible to estimate the potential impact on our business of recent state and local actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. The adoption of future federal, state, or local laws or implementing regulations imposing new environmental obligations on, or otherwise limiting, our operations could make it more difficult and more expensive to complete crude oil and natural gas wells, increase our costs of compliance and doing business, delay or prevent the development of certain resources (including especially shale formations that are not commercial without the use of hydraulic fracturing), or alter the demand for and consumption of our products. The outcome of such legislation or regulation may have a material and adverse impact on our cash flows and results of operations.

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

In addition, on September 28, 2020, the COGCC (now the ECMC) voted in favor of a preliminary approval establishing a new 2,000-foot setback rule from buildings for drilling and fracturing operations statewide, increasing the previous 500-foot setback rule, which rule became effective January 1, 2021, and could likewise make it more difficult for us to undertake oil and gas development activities in Colorado, although given the distance of most of our current leases from buildings in Colorado, these setback rules have not yet had a significant impact on our operations, but may impact future development if we seek develop acreage within such setback boundaries.

Further, on May 10, 2022, the Colorado Legislature adopted SB 22-198, the “Orphaned Oil and Gas Well Enterprise” bill, which requires each oil and gas operator in Colorado to pay a mitigation fee to the “enterprise” for each well that has been spud but not yet plugged and abandoned. The ECMC submitted a notice of rulemaking on May 18, 2022, to implement SB 22-198 by amending the ECMC’s annual registration fee rules to require that an operator’s annual registration fee be paid to the enterprise as a “mitigation fee.” In addition, the newly established “Enterprise Board” now has the authority to adjust the dollar amount of the mitigation fee. The amendments became effective on June 30, 2022, and may increase the registration fees required for current and future oil and gas wells in Colorado. We anticipate that the ECMC, the Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department, the New Mexico State Land Office, the New Mexico Environment Department and other federal, state and local authorities will continue to adopt new rules and regulations moving forward which will likely affect our oil and gas operations and could make it more costly for our operations or limit our activities. We routinely monitor our operations and new rules and regulations which may affect our operations, to ensure that we maintain compliance.

In New Mexico, the Company, through its New Mexico operating subsidiary RAZO, has entered into a Stipulated Final Order (“SFO”) with the OCD pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD.

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

Water Discharges

The Federal Clean Water Act (“CWA”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into or near navigable and other regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “USACE”). Whether CWA permitting is required depends upon whether and the extent to which “Waters of the United States” (“WOTUS”) may be impacted by the planned activity—for example, construction of drilling pads, access roads, or pipelines. Rulemaking by EPA and the USACE to define WOTUS has been heavily litigated, resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. The EPA’s and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the “January 2023 Rule”) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, thereby expanding the types of waters that could be considered WOTUS. However, this WOTUS definition was litigated and eventually amended on August 29, 2023, when the EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023, decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, the EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. To the extent any litigation or future amendments to the rule expand the scope of the Clean Water Act’s jurisdiction, the Company could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas or in connection with stream crossings and preparation and implementation of oil spill prevention, control, and countermeasure (“SPCC”) plans.

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

Hazardous Substances and Wastes

The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of oil or natural gas, if properly handled, are currently exempt from regulation as hazardous waste under the RCRA and, instead, are regulated under the RCRA’s less stringent non-hazardous waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Stricter regulation of wastes generated during our operations could result in an increase in our, as well as the oil and natural gas exploration and production industry’s costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

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

Subsurface Injections

In the course of our operations, we produce water in addition to oil and natural gas. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal SDWA and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near belowground disposal wells used for the injection of oil and natural gas-related wastewaters, regulators in some states, including Colorado, have imposed more stringent permitting and operating requirements for produced water disposal wells. In Colorado, permit applications are reviewed specifically to evaluate seismic activity and, since 2011, the state has required operators to identify potential faults near proposed wells, if earthquakes historically occurred in the area, and to accept maximum injection pressures and volumes based on fracture gradient as conditions to permit approval. Additionally, legal disputes may arise based on allegations that disposal well operations have caused damage to neighboring properties or otherwise violated state or federal rules regulating waste disposal. These developments could result in additional regulation, restriction on the use of injection wells by us or by commercial disposal well vendors whom we may use from time to time to dispose of wastewater, and increased costs of compliance, which could have a material adverse effect on our capital expenditures and operating costs, financial condition, and results of operations.

In addition, the U.S. Supreme Court’s April 2020 ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund could result in increased operational costs for the Company if permits are required under the CWA for disposal of the Company’s flowback and produced water in disposal wells, In November 2023, the EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge, and thereby subject to regulation under the CWA National Pollutant Discharge Elimination System Permit Program (which permits point sources to discharge specified amounts of pollutant(s) to waters of the United States under specified conditions, and describes the types of information that should be used in determination). The EPA held a comment period for the draft guidance in November and December 2023, but to date the EPA has not finalized any guidance, with the next steps for this guidance unclear given the January 2025 presidential transition.

Our properties located in New Mexico are subject to the authority of the New Mexico Environment Department and the Energy, Minerals and Natural Resources Department’s OCD, as well as other state agencies. In December 2023, the New Mexico Environment Department proposed new regulations that would require the reuse of produced water generated by the oil and gas industry, so long as there is no discharge to surface or groundwater. Public hearings commenced May 13, 2024, and a final rule is expected in 2025.

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

There have been recent initiatives to strengthen and expand pipeline safety regulations and to increase penalties for violations. The Pipeline Safety, Regulatory Certainty, and Job Creation Act was signed into law in early 2012. In addition, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has issued new rules to strengthen federal pipeline safety enforcement programs. In 2015, the PHMSA proposed to expand its regulations in a number of ways, including through the increased regulation of gathering lines, even in rural areas. In 2016, the PHMSA increased its regulations to require crude oil sampling and reporting as an “offeror” (as defined under the PHMSA) and increased its civil penalty structure. In November 2021, the PHMSA issued its final rule extending reporting requirements to all onshore gas gathering operators and applying a set of minimum safety requirements to certain onshore gas gathering pipelines with large diameters and high operating pressures.

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

In August 2022, then President Biden signed into law the Inflation Reduction Act of 2022. Among other things, the Inflation Reduction Act includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain oil and gas sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. To implement the program, in May 2024, the EPA finalized revisions to the Greenhouse Gas Reporting Program for petroleum and natural gas facilities. Among other things, the new rule expands the emissions events that are subject to reporting requirements to include “other large release events” and applies reporting requirements to certain new sources and sectors. The emissions reported under the Greenhouse Gas Reporting Program will be the basis for any payments under the Methane Emissions Reduction Program. However, petitions for reconsideration to EPA are pending and litigation in the D.C. Circuit has commenced. In November 2024, EPA finalized a rule to implement the Inflation Reduction Act’s Waste Emissions Charge. The fee imposed under the Methane Emissions and Waste Reduction Incentive Program for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. In January 2025, industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit. The emissions fee and funding provisions of the Inflation Reduction Act could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations. However, in January 2025, President Trump issued executive orders directing an immediate pause on the disbursement of funds appropriated through the Inflation Reduction Act, and also directed withdrew the United States from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. Consequently, future implementation and enforcement of these rules remains uncertain at this time.

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

Additionally, on March 6, 2024, the SEC issued its final rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors, which requires large accelerated and accelerated filers to provide climate-related disclosures in their annual reports and registration statements beginning with annual reports for the year ending December 31, 2025 for calendar-year-end filers, and beginning with annual reports for the year ending December 31, 2027 for smaller reporting companies like ours. The final rule requires large accelerated and accelerated filers to provide Scope 1 and Scope 2 GHG emissions disclosures and more extensive GHG-related financial statement disclosure requirements. The most stringent disclosure and reporting provisions under the SEC’s final rule do not apply to the Company as it is a smaller reporting company, but should the Company become an accelerated filer, or should future SEC rules be issued that apply such disclosure requirements on smaller reporting companies, such rules could impose significant disclosure requirements and costs on our operations. The SEC’s Greenhouse Gas Rule is currently being challenged in litigation consolidated in the Eighth Circuit, and the SEC has stayed the effective date pending completion of that litigation. Additionally, then SEC Acting Chair Mark Uyeda, on February 11, 2025, issued a statement saying the Greenhouse Gas Rule is flawed and directed the SEC staff to notify the Court of the changed circumstances and request that the Court not schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps in the case. At this time the final outcome of the SEC’s Greenhouse Gas Rule is unknown.

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

In May 2019, Colorado passed GHG inventory legislation and climate action legislation. House Bill 19-1261 concerns the reduction of GHG pollution and established statewide GHG pollution reduction goals. Senate Bill 19-096 concerns the collection of GHG emissions data to facilitate measures to cost-effectively meet the state’s GHG emissions reduction goals established in HB 19-1261. Regulations implementing the GHG inventory requirements of these statutes took effect on July 15, 2020. Additionally, in January 2021, the Colorado Energy Office and Colorado Department of Public Health and Environment finalized a Greenhouse Gas Pollution Reduction Roadmap. The GHG Roadmap lays out a pathway to meet the state’s climate action targets established in HB 19-1261, as amended by HB 21-1266. In October 2023, the AQCC adopted the Greenhouse Gas Emissions and Energy Management for Manufacturing Phase 2 (“GEMM 2”) rule, which requires 18 of Colorado’s highest emitting manufacturers in the industrial sector (which includes energy use in the oil and gas industry) to collectively reduce their GHG levels by 20% by 2030, as compared to 2015 levels. The final rule is expected following a review of GEMM 2 by the end of 2025.

In New Mexico, as discussed above, the NMOCD has enacted methane capture rules and additional rules regulating the monitoring of emission rates, performance of enhanced checks for leaks, repair of leaks, and maintenance of records to demonstrate continuous compliance.

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

Republican control of the House, Senate and White House could lead to decreased regulatory oversight and decreased regulation and legislation, particularly around oil and gas development on federal lands, climate impacts and taxes.

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

Human Capital Resources

At December 31, 2024, we employed 14 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•	The future price of oil, natural gas and NGL;

•	The impact of public health crises, similar to COVID-19, on the Company’s operations, future prospects, the value of its properties, and the economy in general, including the related effect on the supply and demand, and ultimate price of oil and natural gas;

•	Current and future declines in economic activity and recessions, changes in inflation and interest rates, and their effect on the Company, its property, prospects and the supply and demand, and ultimate price of oil and natural gas;

•	The status and availability of oil and natural gas gathering, transportation, and storage facilities owned and operated by third parties;

•	An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we receive for our production may adversely affect our business, financial condition, and results of operations;

•	New or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	The effect of future shut-ins of our operated production, should market conditions significantly deteriorate;

•	Declines in the value of our crude oil, natural gas and NGL properties resulting in impairments;

•	Our need for additional capital to complete future acquisitions, conduct our operations and fund our business, and our ability to obtain such necessary funding on favorable terms, if at all;

•	Our ability to generate sufficient cash flow to meet any future debt service and other obligations due to events beyond our control;

•	The fact that all of our assets and operations are located in the Permian Basin and the D-J Basin, making us vulnerable to risks associated with operating in only two geographic areas;

•	The speculative nature of our oil and gas operations, and general risks associated with the exploration for, and production of oil and gas; including accidents, equipment failures or mechanical problems which may occur while drilling or completing wells or in production activities; operational hazards and unforeseen interruptions for which we may not be adequately insured; the threat and impact of terrorist attacks, cyber-attacks or similar hostilities; declining reserves and production; and losses or costs we may incur as a result of title deficiencies or environmental issues in the properties in which we invest, any one of which may adversely impact our operations;

•	Potential conflicts of interest that could arise for certain members of our management team and Board of Directors that hold management positions with other entities and our largest stockholder;

•	The limited control we have over activities on properties we do not operate;

•	The estimates of the value of our oil and gas properties and accounting in connection therewith;

•	Intense competition in the oil and natural gas industry;

•	Our competitors use of superior technology and data resources that we may be unable to afford or obtain the use of;

•	Changes in the legal and regulatory environment governing the oil and natural gas industry, including new or amended environmental legislation or regulatory initiatives which could result in increased costs, additional operating restrictions, or delays, or have other adverse effects on us;

•	Uncertainties associated with enhanced recovery methods which may result in us not realizing an acceptable return on our investments in such projects or suffering losses;

•	Requirements that we must drill on certain of acreage in order to hold such acreage by production;

•	Improvements in or new discoveries of alternative energy technologies that could have a material adverse effect on our financial condition and results of operations;

•	Future litigation or governmental proceedings which could result in material adverse consequences, including judgments or settlements;

•	The currently sporadic and volatile market for our common stock;

•	Our dependence on the continued involvement of our present management;

•	The fact that Dr. Simon G. Kukes, our former CEO and newly appointed Executive Chairman of the Company's Board of Directors, beneficially owns a majority of our common stock and that his interests may be different from other shareholders;

•	Our ability to maintain the listing of our common stock on the NYSE American;

•	Dilution caused by future offerings;

•	Future material impairments of our oil and gas assets; and

•	Other risks described under “Risk Factors” below.

Risks Related to the Oil, NGL and Natural Gas Industry; Our Business and Operations

Declines in oil and, to a lesser extent, NGL and natural gas prices, have in the past, and will continue in the future, to adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations or targets and financial commitments.

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 60% of our estimated proved reserves as of December 31, 2024 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude, dropping below $20 per barrel in 2020 due in part to reduced global demand stemming from the global COVID-19 outbreak, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine, to the $70s in recent months. A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI oil spot price (per Bbl)		Daily NYMEX natural gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2020	$63.27	$(36.98)	$3.14	$1.33
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Year ended December 31, 2023	$93.67	$66.61	$3.78	$1.74
Year ended December 31, 2024	$87.69	$66.73	$13.20	$1.21

We have a limited operating history, have incurred net losses in the past and may incur net losses in the future.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses in the past and may continue to incur net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $106,002,000 from the date of inception (February 9, 2011) through December 31, 2024. Additionally, we may be dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

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

We may need additional capital to complete future acquisitions, conduct our operations and fund our business beyond 2025, and our ability to obtain the necessary funding is uncertain.

We may need to raise additional funding to complete future potential acquisitions and may be required to raise additional funds through public or private debt or equity financing or other various means to fund our operations and complete exploration and drilling operations beyond 2025 and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, including sales of common stock under our December 2024 Sales Agreement entered into with Roth Capital Partners, LLC and A.G.P./Alliance Global Partners, pursuant to which we can sell up to $8 million in at-the-market offerings, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

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

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.

As discussed in Note 4 to our audited consolidated financial statements included under Restatement of Previously Issued Consolidated Financial Statements, we determined to restate our consolidated financial statements as of December 31, 2023 and 2022, respectively, after we identified errors in our calculation of depletion expenses for our oil and gas properties. As a result of this error and the resulting restatement of our consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

Year 2022 saw significant increases in the costs of certain services and materials, including steel, sand and fuel, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation, interest rates and other factors, with supply and demand fundamentals being further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine and the current armed conflict in Israel and the Gaza Strip, all resulting in an estimated cost increase of approximately 25% to 30% per well on our Permian Asset and 10% to 20% on our D-J Basin Asset, based on costs we experienced commencing in the third quarter of 2021 and continuing throughout 2022. Service and materials costs also increased accordingly through 2022, stabilizing in 2023 in 2024, with general supply chain and inflation issues seen throughout the industry leading to increased operating costs. While the Company is cautiously optimistic that such costs have plateaued and will hold at current levels as we have not seen significant cost increases in 2024 and thus far in 2025, supply chain constraints, the effect of tariffs, and inflationary pressures may adversely impact our operating costs and may negatively impact our ability to procure materials and equipment in a timely and cost-effective manner, if at all, which could result in reduced margins and production delays and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We have been and may continue to be negatively impacted by inflation.

Recent increases in inflation have had an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia and the current armed conflict in Israel and the Gaza Strip, and the effect of tariffs. Increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment and services and the margins we are able to realize on our wells, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the past, which in turn raises our cost of debt borrowing.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the effect of tariffs, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

We have entered into a Stipulated Final Order with the Director of the OCD which requires that the Company fund the plugging and abandonment of an aggregate of approximately 299 legacy vertical wells in our Permian Basin Asset, compliance with which may be costly and our failure to comply with the SFO may materially and adversely affect our business, results of operations and cash flows.

The Company has entered into an SFO with the OCD through RAZO, the Company’s New Mexico operating subsidiary, which requires, among other things, that the Company reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. .RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. Such required payments and reimbursements may be significant, and may reduce our cash flows and funds available for our business plan and/or require us to raise additional funding in the future. Additionally, in the event the Company is unable to fully comply with the terms of the SFO, then the Company could be subject to significant civil penalties and sanctions, which would likely have a material adverse effect on our business, financial condition and results of operations, could require us to raise additional funding which may not be available on commercially reasonable terms, if at all, and may negatively affect our drilling plans in the future, and may cause the value of our securities to decline in value.

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For example, for the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties. No impairment was incurred for the years ended December 31, 2024 and 2023. In the past we have been required to impair our assets and, if conditions in any of the businesses in which we compete were to deteriorate in the future, we could determine that certain of our assets were impaired and we would then be required to write-off all or a portion of our costs for such assets. Prior write-offs have adversely affected our balance sheet and results of operations and any future significant write-offs would similarly adversely affect our balance sheet and results of operations.

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

A substantial percentage of our Colorado and New Mexico properties, and all of our Wyoming properties, are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of such properties were categorized as proved developed producing.

Because a substantial percentage of our Colorado and New Mexico properties, and all of our Wyoming properties, are undeveloped, we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

The $1.1 million owed to us under a secured convertible promissory note due from Tilloo in the Milnesand Sale may not be repaid.

On November 9, 2023, pursuant to the terms of the Milnesand Sale, the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10% per annum, with no payments due until January 8, 2025, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity. The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR Operating Company (“EOR”), our prior wholly-owned subsidiary which was sold to Tilloo, created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025. The Company issued a notice of default under the Tilloo Note to Tilloo in mid-January 2025, and the Company intends to pursue all available avenues and remedies, including potential foreclosure under the security agreement and mortgages securing the secured obligation, to resolve these matters. However, Tilloo may not make any payments under the Note and the Company may not be able to recover amounts due under the Note. Furthermore, litigation relating to the repayment of the Note, if initiated, may take away time and resources that management would otherwise have spent on other matters, which may adversely affect our results of operations and ultimately the value of our common stock.

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

The RBL includes customary representations and warranties, and affirmative and negative covenants of the Company for a facility of that size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the lenders, subject to certain exceptions, and requiring the Company to have a net leverage ratio (the ratio of (a) total net debt to (b) EBITDAX) of no less than 1.0 to 1.0 and a current ratio (the ratio of (i) consolidated current assets to (ii) consolidated current liabilities) of no less than 1.0 to 1.0. EBITDAX is defined as 'Earnings Before Interest, Taxes, Depreciation (or Depletion), Amortization, and Exploration Expense

In addition, the RBL is subject to customary events of default for a facility of that size and type, including a change in control. If an event of default occurs and is continuing, the administrative agent may, with the consent of majority lenders, or shall, at the request of the majority lenders, accelerate any amounts outstanding and terminate lender commitments and declare the entire amount of obligations owed under the RBL immediately due and payable and take certain other actions provided for under the RBL.

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

Dr. Simon G. Kukes, our former CEO and newly appointed Executive Chairman of the Company's Board of Directors, J. Douglas Schick, our President and newly appointed Chief Executive Officer and a member of the board, and Clark R. Moore, our Executive Vice President, General Counsel and Secretary, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry, and Dr. Kukes is the trustee and beneficiary of The SGK 2018 Revocable Trust, the Company’s largest stockholder. Dr. Kukes also beneficially owns 65.4% of our voting securities. We believe these positions require only an immaterial amount of each officer’s time and will not conflict with their roles or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officer’s position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers performing services for us and these other entities.

We have in the past been significantly dependent on capital provided to us by Dr. Simon G. Kukes and may rely on Dr. Kukes for additional funding in the future.

In 2018 and 2019, Dr. Simon G. Kukes, the Company’s former Chief Executive Officer and director and current Executive Chairman of the Company's Board of Directors, loaned us an aggregate of $51.7 million to support our operations and for acquisitions through an entity owned and controlled by him, all of which loans were evidenced by promissory notes. The promissory notes generally had terms which were more favorable to us than we would have been able to obtain from third parties, including, generally favorable interest rates, no restrictions on further borrowing or financial covenants and no security interests in our assets. All of such notes have to date been converted into 29.5 million shares of common stock at conversion prices which were above the then-trading prices of our common stock. Additionally, pursuant to subscription agreements, Dr. Kukes’ entity purchased an additional aggregate of 15.0 million shares of common stock from the Company in private transactions for $28.0 million in 2019, also on substantially more favorable terms to us than could be obtained with third parties. Subsequent to September 2019, we have not received any additional capital from Dr. Kukes, instead funding our operations primarily through the sale of securities in public offerings, the sale of oil and gas properties, and sales of crude oil and natural gas. While Dr. Kukes has verbally advised us that he intends to provide us additional funding as needed, nothing has been documented to date, and such future funding, if any, may not ultimately be provided on favorable terms, if at all. In the event that we are forced to obtain funding from parties other than Dr. Kukes, such funding terms will likely not be as favorable to the Company as the funding provided by Dr. Kukes, and may not be available in such amounts as previously provided by Dr. Kukes. In the event Dr. Kukes fails to provide us future funding, when and if needed, it could have a material adverse effect on our liquidity, results of operations and could force us to borrow funds from outside sources on less favorable terms than our prior debt or sell equity to outside investors on less favorable terms than the equity we issued to Dr. Kukes.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our former Chief Executive Officer and newly appointed Executive Chairman of the Company's Board of Directors, Dr. Simon G. Kukes and our President and newly appointed Chief Executive Officer and a member of the board, Mr. J. Douglas Schick. Our performance and success are dependent to a large extent on the efforts and continued employment of Dr. Kukes and Mr. Schick. We do not believe that Dr. Kukes or Mr. Schick could be quickly replaced with personnel of equal experience and capabilities, and their successor(s) may not be as effective. If Dr. Kukes, Mr. Schick, or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. We have no employment or similar agreement in place with Dr. Kukes. Mr. Schick is party to an employment agreement with us which has no stated term and can be terminated by either party without cause.

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

Dr. Simon G. Kukes, our former Chief Executive Officer and newly appointed Executive Chairman of the Company's Board of Directors, beneficially owns 65.4% of our common stock, which gives him majority voting control over stockholder matters and his interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable NYSE American rules.

Dr. Simon G. Kukes, our former Chief Executive Officer and newly appointed Executive Chairman of the Company's Board of Directors, through his individual ownership of the Company and through his position as trustee and beneficiary of The SGK 2018 Revocable Trust, which beneficially owns approximately 56.7% of our issued and outstanding common stock and Dr. Kukes, together with the ownership of The SGK 2018 Revocable Trust, beneficially owns approximately 65.4% of our issued and outstanding common stock. As such, Dr. Kukes can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions. Subject to any fiduciary duties owed to the stockholders generally, while Dr. Kukes’ interests may generally be aligned with the interests of our stockholders, in some instances Dr. Kukes may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which Dr. Kukes or The SGK 2018 Revocable Trust may participate, or his leadership at the Company. Dr. Kukes’ influence or control of our company as a stockholder may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Dr. Kukes controls the stockholder vote, investors may find it difficult to replace Dr. Kukes (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Dr. Kukes may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders. of Dr. Kukes’ ownership of the Company, as discussed above, we are a “controlled company” under the rules of the NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

In addition, approximately 17% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 4% of the Company’s acreage in Wyoming is located on federal lands, which may be subject to federal laws, regulations and orders that could limit our ability to operate. For example, on January 20, 2021, the Acting Secretary of the Interior issued Order Number 3395 (“Order No. 3395”) which contained a directive to temporarily halt all federal permitting activity for 60 days in an effort to study environmental impacts of oil and gas drilling and development, which a federal court blocked with a preliminary injunction in June 2021. President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. While this had no impact on existing or ongoing operations, potentially subsequent federal orders could restrict our ability to develop our leases on federal lands, which could adversely affect our business, financial condition and results of operations.

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land use decisions about oil and gas development and regulation, and directs the Energy & Carbon Management Commission (“ECMC”) (formerly the Colorado Oil & Gas Conservation Commission (“COGCC”)) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner, and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. Pursuant to the Bill, the COGCC (now the ECMC) conducted a series of rulemaking hearings during 2020 which resulted in updated regulatory and permitting requirements, including siting requirements. The COGCC (now the ECMC) commissioners determined that locations with residential or high occupancy building units within 2,000 feet would be subject to additional siting requirements, but also supported “off ramps” allowing oil and gas operators to site their drill pads as close as 500 feet from building units in certain circumstances. We anticipate that the Bill may make it more difficult and more costly for us to undertake oil and gas development activities in Colorado, although the Company has not experienced any significant additional difficulties or costs to date as a result of the Bill.

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

For example, in 2019, the EPA increased the state of Colorado’s non-attainment ozone classification for the Denver Metro North Front Range Ozone Eight-Hour Non-Attainment (“Denver Metro/North Front Range NAA”) area from “moderate” to “serious” under the 2008 national ambient air quality standard. This increase in non-attainment status to “serious” triggered significant additional obligations for the state under the CAA and resulted in Colorado adopting new and more stringent air quality control requirements in December 2020 that are applicable to our operations, with additional obligations for the state under the CAA possible that could result in new and more stringent air quality permitting and control requirements, which may in turn result in significant costs and delays in obtaining necessary permits applicable to our operations. It is possible that future ballot initiatives will be proposed that could limit the areas of the state in which drilling would be permitted to occur or otherwise impose increased regulations on our industry.

The Federal Government previously instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which may have a material adverse effect on the Company and its results of operations.

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021. President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 17% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 4% of the Company’s acreage in Wyoming is located on federal lands. It is currently unclear whether the moratorium will be reinstated, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. If such prior moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures”, as of December 31, 2024, our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) have determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and determined that such internal control over financial reporting was not effective as a result of such assessment, and such internal control over financial reporting.

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

As of December 31, 2024, there was a material weakness in our internal control over financial reporting related to the review of the inputs to the calculation of depreciation, depletion, and amortization of our reserves, including the review over the proper inclusion of all production for the current year in the reserve base for our calculation of depreciation, depletion, and amortization of our reserves. The error was identified through the course of the Company’s preparation of its year-ended December 31, 2024 financial statements. There was also a material weakness in the preparation of the tax provision. The Company has already developed a plan to implement new controls and procedures designed to address the identified material weaknesses. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weaknesses will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

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

As of December 31, 2024, there are outstanding stock options to purchase 1,835,667 shares of our common stock at a weighted average price per share of $1.12. For the life of the options, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 21,134,915 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

If we or our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that we or our shareholders might sell shares of our common stock could also depress the market price of our common stock. Additionally, if we or our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Although we have designed our cybersecurity program and governance procedures discussed above to mitigate cybersecurity risks, we may in the future experience cybersecurity risks, threats and attacks. To date, no risks, threats or attacks have had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact on us in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

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

Office Leases

The Company had a lease for its corporate offices in Houston, Texas on approximately 5,200 square feet of office space that expired on August 31, 2023 and had a base monthly rent of approximately $10,000. In December 2022, the Company entered into a lease agreement for its existing office space that commenced on September 1, 2023, and expires on February 28, 2027. The base monthly rent is approximately $9,200 for the first 18 months and increases to approximately $9,500 thereafter. The Company paid both a security deposit and prepaid rent for $14,700, respectively.

For the years ended December 31, 2024 and 2023, the Company incurred lease expense of $110,000, for the lease.

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

Stockholders

As of March 28, 2025, there were 91,339,385 shares of our common stock issued and outstanding held by approximately 614 holders of record of our common stock, not including any persons who hold their stock in “street name”.

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

Preferred Stock

At December 31, 2024, and as of the date of this filing, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares have been designated “Series A Convertible Preferred Stock”. As of December 31, 2024, and 2023, there were no shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively, and there are no outstanding shares of preferred stock as of the date of this filing.

Stock Transfer Agent

Our stock transfer agent is Equiniti Trust Company, LLC located at 48 Wall Street, Floor 23 New York, NY 10005.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2024 and from the period from January 1, 2025 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The discussion in this section has been impacted by the restatement described in the Explanatory Note at the beginning of this Annual Report on Form 10-K and in Note 4 of the consolidated financial statements. Certain of the financial and other information provided in this Management’s Discussion and Analysis of our financial condition and results of operations has been updated to reflect the restatement adjustments.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

•	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2024 and 2023.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico and in the Denver-Julesberg Basin in Colorado and Wyoming. As of December 31, 2024, we held approximately 14,105 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, PEDCO, and which are operated by our wholly-owned operating subsidiary, RAZO, which asset we refer to as our “Permian Basin Asset.” Also as of December 31, 2024, we held approximately 14,809 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and 3,860 net D-J Basin acres located in Laramie County, Wyoming, through our wholly-owned subsidiary, PRH, and which are operated by our wholly-owned operating subsidiary, Red Hawk, which asset we refer to as our “D-J Basin Asset.” As of December 31, 2024, we held interests in 35 gross (33.5 net) wells in our Permian Basin Asset, of which 28 gross (26.5 net) wells are active producers, five gross (five net) wells are inactive, and two gross (two net) wells are active salt water disposal wells (“SWD’s”), all of which are held by PEDCO and operated by RAZO, and interests in 82 gross (21.9 net) wells in our D-J Basin Asset held by PRH, all of which 17 gross (15.4 net) wells are operated by Red Hawk and currently producing, 48 gross (6.5 net) wells are non-operated, and 17 wells have an after-payout interest.

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

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2024 and 2023 were approximately 18.1 million barrels of oil equivalent (“MMBoe”) and 17.0 MMBoe, respectively. The 1.1 MMBoe increase was primarily due to the addition of proved undeveloped reserves in our D-J Basin Asset as a result of increased activity around our acreage and favorable pricing.

Using the average monthly crude oil price of $75.48 per barrel (“Bbl”) and natural gas price of $2.13 per thousand cubic feet (“Mcf”) for the twelve months ended December 31, 2024, our estimated discounted future net cash flow (“PV-10”) for our proved reserves was approximately $178.9 million, of which approximately $104.3 million are proved undeveloped reserves. Total reserve value at December 31, 2024, represents a decrease of approximately $52.8 million or 23% from approximately $231.7 million a year earlier using the same SEC pricing and reserves methodology. The decrease is primarily attributable to commodity pricing, as the average SEC pricing for 2024, noted above, was lower than the 2023 average pricing of $78.22 per Bbl for crude oil and $2.64 per Mcf for natural gas.

The reserves as of December 31, 2024 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with our D-J Basin Asset. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2024, our net crude oil, natural gas, and NGLs sales volumes increased to 671,796 Bbls, or 1,835 barrels of oil per day (“Bopd”), from 520,886 Bbls, or 1,427 Bopd, a 29% increase over the previous fiscal year. The increase in production volume is related to our participation in 24 new non-operated wells (11 of which occurred in the latter four months of 2024) in the D-J Basin and the drilling and completion of three operated wells with a third-party in the Permian Basin in the latter part of Q1 2024 (see additional detail below).

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2024 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$862
Mineral Acquisitions	725
Drilling and Facilities	20,522
Total*	$22,109

*see “Item 8. Financial Statements and Supplementary Data” - “Note 7 - Oil and Gas Properties”.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the years ended December 31, 2024 and 2023 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Item 8. Financial Statements and Supplementary Data”).

Net Income

We reported net income for the year ended December 31, 2024 of $17.8 million, or $0.20 per share, compared to net income for the year ended December 31, 2023 of $1.7 million or $0.02 per share. The increase in net income of $16.1 million was primarily due to a recognition of an income tax benefit of $12.8 million (see “Item 8. Financial Statements and Supplementary Data” - “Note 14 – Income Taxes”) coupled with $8.8 million increase in revenue in the current period and a $4.3 million loss on the Milnesand Sale in the prior period, offset by a $9.5 million increase in total operating expenses in the current period, offset further by a $0.2 million decrease in other income and a $0.1 million loss on sale of oil and gas properties in the current period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2024 and 2023:

	2024	2023	Increase (Decrease)	Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	492,396	382,794	109,602	29%
Natural Gas (Mcf)	608,382	479,533	128,849	27%
NGL (Bbls)	78,003	58,170	19,833	34%
Total (Boe) (1)	671,796	520,886	150,910	29%

Crude Oil (Bbls per day)	1,345	1,049	296	28%
Natural Gas (Mcf per day)	1,662	1,314	348	26%
NGL (Bbls per day)	213	159	54	34%
Total (Boe per day) (1)	1,835	1,427	408	29%

Average Sale Price:
Crude Oil ($/Bbl)	$73.50	$72.95	$0.55	1%
Natural Gas($/Mcf)	2.00	3.00	(1.00)	(33%)
NGL ($/Bbl)	27.48	24.43	3.05	13%

Net Operating Revenues (In thousands):
Crude Oil	$36,193	$27,925	$8,268	30%
Natural Gas	1,216	1,438	(222)	(15%)
NGL	2,144	1,421	723	51%
Total Revenues	$39,553	$30,784	$8,769	28%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the year ended December 31, 2024, increased $8.8 million, or 28%, to $39.6 million, compared to $30.8 million for the same period a year ago, due to a favorable volume variance of $8.8 million. There was a negligible price variance over the periods. The increase in production volume is related to our participation in 24 new non-operated wells in the D-J Basin and the drilling and completion of three operated wells in the Permian Basin.

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Increase (Decrease)	% Increase (Decrease)
		(As Restated)

Direct Lease Operating Expense	$6,961	$4,679	$2,282	49%
Workovers	839	1,460	(621)	(43%)
Other*	4,649	3,571	1,078	30%
Loss on settlement of ARO	-	121	(121)	(100%)
Lease Operating Expenses	$12,449	$9,831	$2,618	27%

Depreciation, Depletion,
Amortization and Accretion	15,920	9,440	6,480	69%
General and Administrative (Cash)	$4,532	$3,965	$567	14%
Share-Based Compensation (Non-Cash)	1,859	2,043	(184)	(9%)
Total General and Administrative Expense	$6,391	$6,008	$383	6%

Loss on Sale of Oil and Gas Properties	76	4,268	(4,192)	(98%)

Interest Income	$351	$422	$(71)	(17%)
Other Income (Expense)	$(42)	$40	$(82)	(205%)
Gain on Sale of Fixed Asset	$12	$-	$12	100%

*Includes severance, ad valorem taxes, workover adjustments and assessment and marketing costs.

Lease Operating Expenses. The increase of $2.6 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil and gas production during the current year’s period, compared to the prior year’s period.

Depreciation, Depletion, Amortization and Accretion. The $5.9 million increase was primarily the result of an increase in production (noted above) in the current period when compared to the prior period. Additionally, the Company continued to adhere to its plugging and abandonment program in the Permian Basin Asset (in accordance with the terms of an existing compliance order) to plug additional wells over the next several years, which increased accretion expense in Q4 2024 by approximately $0.4 million.

General and Administrative Expenses (excluding share-based compensation). The increase of $0.6 million in general and administrative expenses (excluding share-based compensation) was primarily due to increased contract and full time staff related to increased activity, an increase in accrued bonuses, which were subsequently paid in January 2025, software licensing fees and general increases in accounting and professional services when comparing the prior period to the current period.

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

Loss on Sale of Oil and Gas Properties, net. The Company completed three oil and gas property sales transactions during the year ended December 31, 2024, for a total net loss on the sale of oil and gas properties of $76,000, as follows:  (i) the Company sold 30 gross (5.1 net) non-operated legacy well-bores in its D-J Basin Asset for net cash proceeds of $90,000 during 2024, resulting in the Company recognizing a loss on sale of oil and gas properties of $865,000 for these non-core assets, while noting.  the Company still retained the corresponding acreage related to the sale for any potential future development; (ii) the Company sold a legacy well-bore assignment for net cash proceeds of $25,000 and recognized a gain on sale of oil and gas properties of $29,000; and (iii)  the Company sold leasehold rights to 320 net acres located in the D-J Basin for net cash proceeds of $750,000 and recognized a corresponding gain on sale of oil and gas properties of $735,000, as the leasehold costs had been fully depleted. In the prior period, the Company sold its then-wholly-owned subsidiary EOR Operating Company and related assets in the November 2023 Milnesand Sale and recognized the corresponding loss of $4.3 million. (see “Item 8. Financial Statements and Supplementary Data” - “Note 7 - Oil and Gas Properties”).

Interest Income and Other (Expense) Income. Includes interest earned from our interest-bearing cash accounts, for which interest rates have remained relatively flat in the current period, compared to the prior period, and interest on our note receivable. Other expense in the current period primarily relates to the subsequent disposition of a cash escrow bank balance related to the Milnesand Sale. Other income in the prior period is primarily related to the sale of used pipe.

Gain on Sale of Fixed Asset. Relates to the sale of a vehicle and the subsequent purchase of another vehicle in the current period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2024 were from $39.6 million in sales of crude oil and natural gas. The primary uses of cash were funds used for drilling, completion, acquisition and operating costs.

Working Capital

At December 31, 2024, the Company’s total current assets of $13.2 million exceeded its total current liabilities of $6.9 million, resulting in a working capital surplus of $6.3 million, while at December 31, 2023, the Company’s total current assets of $24.6 million exceeded its total current liabilities of $18.9 million, resulting in a working capital surplus of $5.7 million. Although current assets and current liabilities both decreased when comparing periods, the $0.6 million net increase in our working capital surplus is primarily related to a larger reduction in accounts payable and accrued expenditures compared to the corresponding smaller reduction in current assets when comparing the current period to the prior period due to the timing of cash payments related to our drilling, as operator, and our participation in the drilling and completion of wells by a third-party operator. (see “Item 8. Financial Statements and Supplementary Data” - “Note 7 - Oil and Gas Properties”).

Financing

The Company has an ongoing $8.0 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). The ATM Offering was made pursuant to the terms of a December 20, 2024, Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and A.G.P./Alliance Global Partners. The Company will pay the Lead Agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement. The Company also agreed to reimburse the Agents for their reasonable and documented out-of-pocket expenses in an amount not to exceed $75,000, in connection with entering into the Sales Agreement and for the Agents’ reasonable and documented out-of-pocket expenses related to quarterly maintenance of the Sales Agreement on a quarterly basis in an amount not to exceed $5,000. The Company has not sold any securities under the ATM Offering as of the date of this report.

Our net capital expenditures for 2025 are estimated at the time of this Annual Report to range between $27 million to $33 million, including $24.5 million to $30.5 million for drilling and completion costs on our Permian Basin and D-J Basin Assets and approximately $2.5 million in estimated capital expenditures for ESP purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses. We anticipate that approximately 70% to 75% of our expected capital expenditures for 2025 will be allocated to development in the D-J Basin under our February 2025 joint development agreement entered into with a large private equity-backed D-J Basin operator and our Participation Agreement and Area of Mutual Interest (AMI) entered into in August 2024 with a private operator. This estimate does not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to move capital from our Permian Asset to our D-J Basin Asset, or vice versa, as our Permian Asset is 100% operated and nearly 100% held by production (“HBP”), allowing for flexibility of timing on development. Our 2025 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our reserve-based lending facility (“RBL”) with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $20 million and an aggregate maximum revolving credit amount of $250 million (of which none has been drawn down by the Company to date), (iv) equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, our former CEO and newly appointed Executive Chairman of the Company's Board of Directors, which funding Dr. Kukes is under no obligation to provide, (v) public or private debt or equity financings, including up to $8.0 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”)(discussed in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing” (under which we have sold no shares to date), and (vi) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2025.

Cash Flows (in thousands)

	Year Ended December 31,
	2024	2023
Cash flows provided by operating activities	$12,766	$23,481
Cash flows used in investing activities	(26,874)	(35,743)
Cash flows provided by financing activities	-	-
Net decrease in cash and restricted cash	$(14,108)	$(12,262)

Cash provided by operating activities. Net cash provided by operating activities decreased by $10.7 million for the current year’s period, when compared to the prior year’s period, primarily due to our net income for the current period increasing by $5.6 million and from a $4.2 million increase in depreciation, depletion, amortization and accretion (primarily due to increased sales production, noted above), offset by a $4.2 million net loss on sale of oil and gas properties (primarily from a $4.3 million loss on the sale of our EOR Operating Company subsidiary and its corresponding assets in the prior period) and by a $16.3 million net decrease to our other components of working capital in the current period (due to increased cash payments and decreased payables and expenses outstanding from our drilling and completion activity) when comparing periods.

Cash used in investing activities. Net cash used in investing activities decreased by $8.9 million for the current year’s period, when compared to the prior year’s period, primarily due to decreased cash outlays from our capital spending relating to our drilling and completion activities.

Cash financing activities. There were no cash flow financing activities in the current or prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, loss on sale of oil and gas properties, net, and gain on sale of fixed assets. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Years Ended
	December 31,
		2023
	2024	(As Restated)
Net income	$17,789	$1,699
Add (deduct)
Income tax benefit	(12,751)	-
Depreciation, depletion, amortization and accretion	15,920	9,440
EBITDA	20,958	11,139
Add (deduct)
Share-based compensation	1,859	2,043
Loss on sale of oil and gas properties, net	76	4,268
Gain on sale of fixed assets	(12)	-
Adjusted EBITDA	$22,881	$17,450

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

Asset Retirement Obligations. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Asset retirement costs for oil and gas properties are depreciated using the unit-of-production method, while asset retirement costs for other assets are depreciated using the straight-line method over estimated useful lives. Additional retirement obligations increase the liability associated with new oil and gas wells and other facilities as these obligations are incurred. Accretion expense is included in DD&A expense in the Consolidated Statement of Operations.

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

84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PEDEVCO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (operations), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

Restatement of 2023 and 2022 Financial Statements

As discussed in Note 4 to the consolidated financial statements, the consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31 2023 and 2022 have been restated to correct misstatements.

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

The Impact of Proved Developed Oil Reserves on Proved Oil and Gas Properties, Net

As described in Notes 3 and 7 to the consolidated financial statements, a significant portion of the Company’s properties and equipment, net balance of $103.5 million as of December 31, 2024, and depreciation, depletion and amortization (“DD&A”) expense of $15.9 million for the year ended December 31, 2024 relate to proved oil and gas properties. The Company uses the successful efforts method of accounting for its oil and gas producing activities. As disclosed by management, the Company’s rate of recording DD&A expense is dependent upon the estimate of proved reserves and proved developed reserves, which are utilized in the unit-of-production calculation. In estimating proved oil and natural gas reserves, management relies on interpretations and judgment of available geological, geophysical, engineering and production data. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The estimates of oil and natural gas reserves have been developed by specialists, specifically petroleum engineers.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of the data used by the specialists, and evaluating the specialists’ findings.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2008.

Houston, Texas

March 31, 2025

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets		As Restated
Current assets:
Cash and cash equivalents	$4,010	$18,515
Accounts receivable – oil and gas	7,995	5,790
Note receivable, current	293	42
Prepaid expenses and other current assets	917	260
Total current assets	13,215	24,607

Oil and gas properties:
Oil and gas properties, subject to amortization, net	95,070	81,872
Oil and gas properties, not subject to amortization, net	8,442	12,407
Total oil and gas properties, net	103,512	94,279

Note receivable	933	1,099
Operating lease – right-of-use asset	224	316
Deferred income taxes	12,751	-
Other assets	3,210	2,443
Total assets	$133,845	$122,744

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,625	$6,580
Accrued expenses	2,255	8,712
Revenue payable	1,266	3,371
Operating lease liabilities – current	99	89
Asset retirement obligations – current	663	147
Total current liabilities	6,908	18,899

Long-term liabilities:
Operating lease liabilities, net of current portion	129	227
Asset retirement obligations, net of current portion	5,708	2,166
Total liabilities	12,745	21,292

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 89,495,267 and 87,250,267 shares issued and outstanding, respectively	89	87
Additional paid-in capital	227,013	225,156
Accumulated deficit	(106,002)	(123,791)
Total shareholders’ equity	121,100	101,452
Total liabilities and shareholders’ equity	$133,845	$122,744

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Revenue:		As Restated
Oil and gas sales	$39,553	$30,784

Operating expenses:
Lease operating costs	12,449	9,831
Selling, general and administrative expense	6,391	6,008
Depreciation, depletion, amortization and accretion	15,920	9,440
Total operating expenses	34,760	25,279

Loss on sale of oil and gas properties, net	(76)	(4,268)
Operating income	4,717	1,237

Other income (Expense):
Interest income	351	422
Gain on sale of fixed asset	12	-
Other (expense) income	(42)	40
Total other income	321	462
Income before income taxes	5,038	1,699
Income tax benefit	12,751	-

Net Income	$17,789	$1,699

Earnings per common share:
Basic	$0.20	$0.02
Diluted	$0.20	$0.02

Weighted average number of common shares outstanding:
Basic	89,234,611	87,031,692
Diluted	89,236,237	87,031,692

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2024	2023
		As Restated
Cash Flows From Operating Activities:
Net income	$17,789	$1,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,920	9,440
Share-based compensation expense	1,859	2,043
Loss on sale of oil and gas properties, net	76	4,268
Gain on disposal of fixed asset	(12)	-
Uncollected account expense	50	-
Amortization of right-of-use asset	110	100
Deferred income tax benefit	(12,751)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(2,115)	(3,360)
Note receivable	(85)	(19)
Prepaid expenses and other current assets	(657)	(11)
Accounts payable	541	(11)
Accrued expenses	(5,854)	6,979
Revenue payable	(2,105)	2,353
Net cash provided by operating activities	12,766	23,481

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(27,857)	(34,951)
Cash paid for other property and equipment	(169)	(45)
Proceeds from the sale of oil and gas property	1,140	366
Cash received for sale of vehicle	12	-
Cash paid for issuance of note receivable	-	(1,122)
Cash received for security deposit	-	9
Net cash used in investing activities	(26,874)	(35,743)

Net decrease in cash and restricted cash	(14,108)	(12,262)
Cash and restricted cash at beginning of year	20,715	32,977
Cash and restricted cash at end of year	$6,607	$20,715

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$5,747	$7,674
Change in estimates of asset retirement costs	$3,501	$39
Issuance of restricted common stock	$2	$1

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2024 and 2023

(amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
				(As Restated)	(As Restated)
Balances at December 31, 2022	85,790,267	$86	$223,114	$(125,490)	$97,710
Issuance of restricted common stock	1,460,000	1	(1)	-	-
Stock-based compensation	-	-	2,043	-	2,043
Net income	-	-	-	1,699	1,699
Balances at December 31, 2023	87,250,267	87	225,156	(123,791)	101,452
Issuance of restricted common stock	2,315,000	2	(2)	-	-
Rescinded restricted common stock	(70,000)	-	-	-	-
Stock-based compensation	-	-	1,859	-	1,859
Net income	-	-	-	17,789	17,789
Balances at December 31, 2024	89,495,267	$89	$227,013	$(106,002)	$121,100

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the development, acquisition and production of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming. The Company holds its Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through its wholly-owned operating subsidiary, Pacific Energy Development Corp. (“PEDCO”), which asset the Company refers to as its “Permian Basin Asset,” and it holds its D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through its wholly-owned subsidiary, PRH Holdings LLC, and which asset the Company refers to as its “D-J Basin Asset.” In 2023, the Company assigned all of its oil and gas assets held in its wholly-owned subsidiary Red Hawk Petroleum LLC to PRH Holdings LLC.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation.The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) PEDCO, a Nevada corporation; (ii) Red Hawk Petroleum LLC, a Nevada limited liability company; (iii) Ridgeway Arizona Oil Corp., an Arizona corporation (“RAZO”); (iv) SRPT Acquisition, LLC, a Texas limited liability company, and (v) PRH Holdings LLC, a Nevada limited liability company. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents consisted of money market funds and cash on deposit of $-0- and $5,188,000, respectively. The Company includes restricted cash within cash and cash equivalents on the consolidated statements of cash flows.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Sales to three customers comprised 38%, 36% and 12%, respectively, of the Company’s total oil and gas revenues for the year ended December 31, 2024, compared to sales to three customers comprising 42%, 35% and 18%, respectively, of the Company’s total oils and gas revenues for the year ended December 31, 2023. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

Earnings per Common Share. Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS give effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2024, potentially dilutive securities related to options (1,834,041) were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

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

Recently Issued Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective  tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 31, 2024, the Company discovered that in prior years it had not appropriately accounted for the depletion expense related to its oil and gas properties. The error resulted in an overstatement of depreciation, depletion, amortization and accretion expense and accumulated DD&A of approximately $1,435,000 and $1,251,000 for the fiscal years ended December 31, 2023 and 2022, respectively. The error did not impact total revenue, cash flow and cash balances for the fiscal years ended December 31, 2023 and 2022, respectively. In conjunction with the restatement of DD&A, we also restated certain balances in the net deferred tax asset / deferred tax liability schedule to correct an additional error.

The misstatements were material to the previously issued financial statements of the Company and as a result, the Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Shareholder's Equity and for Note 7 – Oil and Gas Properties, Note 13 – Earnings Per Common Share and Note 14 – Income Taxes, and as of and for the fiscal years ended December 31, 2023 and 2022, respectively, presented herein. The restatement includes adjustments to oil and gas properties, subject to amortization, net; depreciation, depletion, amortization and accretion; accumulated deficit; net income; and earnings per share.

The impact of the correction of the misstatements is summarized below:

	As of December 31, 2023
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,186	$2,686	$81,872
Total oil and gas properties, net	91,593	2,686	94,279
Total assets	120,058	2,686	122,744
Accumulated deficit	(126,477)	2,686	(123,791)
Total shareholders’ equity	98,766	2,686	101,452
Total liabilities and shareholders’ equity	120,058	2,686	122,744

	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$10,875	$(1,435)	$9,440
Total operating expenses	26,714	(1,435)	25,279
Operating (loss) income	(198)	1,435	1,237
Net Income	264	1,435	1,699
Earnings per common share:
Basic	0.00	0.02	0.02
Diluted	0.00	0.02	0.02

	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$264	$1,435	$1,699
Depreciation, depletion and amortization	10,875	(1,435)	9,440
Net cash used in operating activities	23,481	-	23,481

	As of December 31, 2022
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,372	$1,251	$80,623
Total oil and gas properties, net	80,147	1,251	81,398
Total assets	116,110	1,251	117,361
Accumulated deficit	(126,741)	1,251	(125,490)
Total shareholders’ equity	96,459	1,251	97,710
Total liabilities and shareholders’ equity	116,110	1,251	117,361

	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$11,153	$(1,251)	$9,902
Total operating expenses	27,404	(1,251)	26,153
Operating (loss) income	2,630	1,251	3,881
Net Income	2,844	1,251	4,095
Earnings per common share:
Basic	0.03	0.02	0.05
Diluted	0.03	0.02	0.05

	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$2,844	1,251	$4,095
Depreciation, depletion and amortization	11,153	(1,251)	9,902

	(Accumulated Deficit)
CORRECTED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	As previously reported	Impact of Adjustment	As Restated
Balances at December 31, 2022	$(126,741)	$1,251	$(125,490)
Net income	264	1,435	1,699
Balances at December 31, 2023	(126,477)	2,686	(123,791)

	As of December 31, 2023
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,186	$2,686	$81,872
Total oil and gas properties, net	91,593	2,686	94,279
Total assets	120,058	2,686	122,744
Accumulated deficit	(126,477)	2,686	(123,791)
Total shareholders’ equity	98,766	2,686	101,452
Total liabilities and shareholders’ equity	120,058	2,686	122,744

	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$10,875	$(1,435)	$9,440
Total operating expenses	26,714	(1,435)	25,279
Operating (loss) income	(198)	1,435	1,237
Net Income	264	1,435	1,699
Earnings per common share:
Basic	0.00	0.02	0.02
Diluted	0.00	0.02	0.02

	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$264	$1,435	$1,699
Depreciation, depletion and amortization	10,875	(1,435)	9,440
Net cash used in operating activities	23,481	-	23,481

	As of December 31, 2022
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,372	$1,251	$80,623
Total oil and gas properties, net	80,147	1,251	81,398
Total assets	116,110	1,251	117,361
Accumulated deficit	(126,741)	1,251	(125,490)
Total shareholders’ equity	96,459	1,251	97,710
Total liabilities and shareholders’ equity	116,110	1,251	117,361

	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$11,153	$(1,251)	$9,902
Total operating expenses	27,404	(1,251)	26,153
Operating (loss) income	2,630	1,251	3,881
Net Income	2,844	1,251	4,095
Earnings per common share:
Basic	0.03	0.02	0.05
Diluted	0.03	0.02	0.05

	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$2,844	1,251	$4,095
Depreciation, depletion and amortization	11,153	(1,251)	9,902

	(Accumulated Deficit)
CORRECTED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	As previously reported	Impact of Adjustment	As Restated
Balances at December 31, 2022	$(126,741)	$1,251	$(125,490)
Net income	264	1,435	1,699
Balances at December 31, 2023	(126,477)	2,686	(123,791)

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets on December 31, 2024 and 2023, which sum to the total of such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	2024	2023
Cash	$4,010	$18,515
Restricted cash included in other assets*	2,597	2,200
Total cash and restricted cash	$6,607	$20,715

* Increase in restricted cash is primarily related to additional collateral for surety bonds for the Company’s New Mexico operations, due to an updated assessment from the New Mexico Bureau of Land Management.

NOTE 6 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Oil sales	$36,193	$27,925
Natural gas sales	1,216	1,438
Natural gas liquids sales	2,144	1,421
Total revenue from customers	$39,553	$30,784

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2024 or 2023, respectively.

NOTE 7 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Balance at December 31,				Balance at December 31,
	2023	Additions	Disposals	Transfers	2024
	as Restated
Oil and gas properties, subject to amortization	$185,403	$19,607	$(1,438)	$6,467	$210,039
Oil and gas properties, not subject to amortization	12,407	2,502	-	(6,467)	8,442
Asset retirement costs	853	3,501	(28)	-	4,326
Accumulated depreciation, depletion and impairment	(104,384)	(14,911)	-	-	(119,295)
Total oil and gas assets	$94,279	$10,699	$(1,466)	$-	$103,512

	Balance at December 31,				Balance at December 31,
	2022	Additions	Disposals	Transfers	2023
	as Restated				as Restated
Oil and gas properties, subject to amortization	$176,253	$15,645	$(6,495)	$-	$185,403
Oil and gas properties, not subject to amortization	775	11,632	-	-	12,407
Asset retirement costs	1,407	39	(593)	-	853
Accumulated depreciation, depletion and impairment (As Restated)	(97,037)	(8,830)	1,483	-	(104,384)
Total oil and gas assets (as Restated)	$81,398	$18,486	$(5,605)	$-	$94,279

For the year ended December 31, 2024, the Company incurred $20.5 million of capital costs primarily related to non-operated drilling and completion costs related to the Company’s participation in 24 new non-operated wells in the D-J Basin in which the Company participated and the Company’s completion operations with respect to three operated wells with a third-party in the Permian Basin, together with costs related to certain workovers for lift conversions, cleanouts and permitting in the Company’s D-J Basin Asset.

As of December 31, 2024, the Company also acquired approximately 267 net mineral acres and 4,960 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $725,000 and $862,000, respectively.

On August 21, 2024, the Company, through its wholly-owned subsidiary, PRH Holdings, LLC (“PRH”), entered into a five-year Participation Agreement with a large private equity-backed D-J Basin exploration and production company with extensive operational experience (“Joint Development Party”), whereby the Joint Development Party assigned to PRH a 30% interest in approximately 7,607 net acres of existing oil and gas leases and PRH assigned to the Joint Development Party a 70% interest in approximately 3,166 net acres of oil and gas leases, all located within the SW Pony Prospect in the D-J Basin in Weld County, Colorado. Additionally, to facilitate joint development of the SW Pony Prospect, the parties agreed to an approximately 16,900 gross acre Area of Mutual Interest wherein the Joint Development Party will transfer 30% of future interests acquired by the Joint Development Party in leaseholds to PRH, and PRH will transfer 70% of future interests acquired by PRH in leaseholds to the Joint Development Party, in each case at an acquisition cost proportionate to their respective interests. The assigned interests will be subject to an overriding royalty, such that the assigning party shall deliver to the other party leasehold interests with an 80% net revenue interest, and the parties agreed that the Joint Development Party will be the operator of the combined leaseholds. The Participation Agreement specifically addresses the Harlequin Wells, which are existing wells within the SW Pony Prospect, whereby PRH acquired a 30% undivided interest in six Harlequin Wells as part of the leasehold assignment. The Company correspondingly paid $8.6 million in capital costs (included in the $20.5 million number above) related to these wells.

Additionally, on September 23, 2024, PRH sold 320 net acres to a third-party in the Company’s D-J Basin Asset for $750,000, and, as a result, the Company recognized a $735,000 gain from the sale of oil and gas properties. Also, the Company sold 30 gross 5.1 net non-operated legacy well-bores in our D-J Basin Asset for net cash proceeds of $90,000. As a result of the sale, the Company recognized a loss on sale of oil and gas properties of $865,000 for these non-core assets. However, the Company still retained the corresponding acreage related to the sale for any potential future development. In a separate transaction, the Company also sold an additional legacy well-bore assignment for net cash proceeds of $25,000 and recognized a gain on sale of oil and gas properties of $29,000. Taken together, the three sales transactions represented a net loss on the sale of oil and gas properties of $76,000 on its Consolidated Statement of Operations as of December 31, 2024.

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

On September 12, 2023, the Company and Evolution entered into a Participation Agreement for the joint development of approximately 16,000 gross leasehold acres divided into twelve “Development Blocks” within the Company’s Permian Basin Asset, in which the parties may jointly develop by drilling and completion of up to nine horizontal San Andres wells in each Development Block. The Company received net proceeds of $366,000 and serves as the operator. Evolution acquired a 50% working interest share in existing leases, covering the initial two Development Blocks (which equals Evolution’s share of the acreage portion for nine drilling locations therein), and upon completion of the wells in each Development Block, Evolution will have the right, but not the obligation, to acquire a 50% working interest share in the next Development Block in exchange for the payment of $450 per net acre of existing leases held by the Company in such block, and participate on a 50% working interest share basis in the drilling and completion of up to nine horizontal San Andres wells in such Development Block. Pursuant to the Participation Agreement, in June 2024, Evolution acquired a 50% working interest share in Existing Leases covering approximately 811 net acres located in the third, fourth and fifth Development Blocks in exchange for the payment of $365,000 in total proceeds to the Company.

On November 9, 2023, the Company entered into a Purchase and Sale Agreement and a Stock Purchase Agreement with Tilloo, pursuant to which we sold our wholly-owned subsidiary EOR Operating Company (“EOR”) and approximately 8,035 gross leasehold acres, current operated production, and all of PEDCO’s and EOR’s leases and related rights, oil and gas and other wells, equipment, easements, contract rights, and production located in the Milnesand and Sawyer Fields of the San Andres play in the Permian Basin situated in eastern New Mexico, which assets included approximately 80 legacy vertical oil and gas wells (53 producers and 27 injectors). Aggregate consideration received by the Company for the sale, which was effective August 1, 2023, was $1,122,436, subject to customary adjustments, which is to be paid by Tilloo through entry into a five-year secured promissory note (see Note 7 below). As a result of the transaction, the Company sold all of its operated oil and gas interests in the non-core Milnesand and Sawyer Fields, including 52 inactive legacy wells that the Company would otherwise be required to plug and abandon, thereby successfully reducing its asset retirement obligations with respect to these assets and reducing its estimated aggregate plugging and abandoning liabilities by over $3.2 million. The Company recognized a receivable of $56,000 due from Tilloo in post-closing adjustments, and as a result of the transaction, the Company recognized a $4.3 million loss on sale of oil and gas properties as reflected in the Statement of Operations for the year ended December 31, 2023.

The depletion recorded for production on proved properties for the year ended December 31, 2024 and 2023, amounted to $14,911,000 and $8,830,000, respectively.

NOTE 8 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR to Tilloo (see Note 6 above), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10% per annum, with no payments due until January 8, 2025, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity. The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. As of December 31, 2024, the Company recognized $293,000 of the Note in Current Assets, with the remaining balance of $933,000 (including $104,000 of accrued interest) in Other Assets on the Company’s balance sheet.

Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025. The Company issued a notice of default under the Note to Tilloo in mid-January 2025, and the Company intends to pursue all available avenues and remedies, including potential foreclosure under the security agreement and mortgages securing the secured obligation, to resolve these matters. Tilloo may not timely pay the Note when due, if at all. However, as the Tilloo Note is fully-secured, the Company believes that should it pursue foreclosure under the security agreement and mortgages, that it would ultimately be made whole, so no reserve allowance is required as of December 31, 2024.

NOTE 9 – ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligations is as follows for the year ended December 31, 2024 (in thousands):

2024
Balance at the beginning of the period (1)	$2,313
Accretion expense	965
Disposition of liabilities	(160)
Liabilities settled	(248)
Changes in estimates	3,501
Balance at end of period (2)	$6,371

(1)	Includes $147,000 of current asset retirement obligations at December 31, 2023.

(2)	Includes $663,000 of current asset retirement obligations at December 31, 2024.

In New Mexico, the Company, through its New Mexico operating subsidiary RAZO, has entered into a Stipulated Final Order (“SFO”) with the OCD pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During fiscal year 2024, the Company reimbursed the OCD $248,000 in plugging and abandoning costs related to the SFO.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Year Ended
December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$110

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

December 31, 2024
Operating lease – right-of-use asset	$224

Operating lease liabilities – current	$99
Operating lease liabilities – long-term	129
Total lease liability	$228

The weighted-average remaining lease term for the Company’s operating lease is 2.2 years as of December 31, 2024, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2025	$112
2026	115
2027	20
Thereafter	-
Total lease payments	247
Less imputed interest	(19)
Total lease liability	$228

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin Asset, 808.91 net acres are set to expire during 2025 (net to our direct ownership interest only), with 3,662 and 1,657 net acres set to expire for the years ending December 31, 2026 and 2027 respectively, and 508.53 net acres thereafter, if we fail to meet drilling commitments or obtain term assignment extensions (net to our direct ownership interest only). In the Permian Basin Asset only 200 net acres is set to expire for the year ending December 31, 2026, (net to our direct ownership interest only), all of the remaining acreage is currently held by production. The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before term assignment expiration, the Company may seek to extend terms of contractual assignments.

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

Milnesand Sale Dispute and Tilloo Note Default

On November 4, 2024 the Company received correspondence from legal counsel to Tilloo Exploration & Production, LLC (“Tilloo”) seeking to recover damages which Tilloo is alleging were caused by alleged intentional misrepresentations made by principals of the Company to principals of Tilloo in connection with Tilloo’s acquisition of the Milnesand and Sawyer fields in New Mexico from the Company for aggregate consideration of $1,122,436 effective August 1, 2023 (the “Milnesand Sale”), which consideration was paid to the Company by Tilloo via a five-year secured promissory note with 10% annual interest and no payments due until January 8, 2025 (the “Tilloo Note”). The Company does not believe any misrepresentations were made by the Company or its principals in the Milnesand Sale and that the claims are baseless, without merit, and fail as a matter of law. The Company has not received any correspondence from Tilloo subsequent to receipt of the November 4, 2024 correspondence from Tilloo, and Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025. The Company issued a notice of default under the Tilloo Note to Tilloo in mid-January 2025, and the Company intends to pursue all available avenues and remedies, including potential foreclosure under the security agreement and mortgages securing the secured obligation, to resolve these matters.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2024, the Company granted an aggregate of 2,315,000 restricted stock awards to various employees and board members of the Company (see Note 12 below).

During the year ended December 31, 2023, the Company granted an aggregate of 1,460,000 restricted stock awards to various employees and board members of the Company (see Note 12 below).

NOTE 12 – SHARE-BASED COMPENSATION

2021 Incentive Plan

On September 1, 2021, the shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which was previously approved by the Board of Directors on July 11, 2021 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2021 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2021 Incentive Plan was amended on August 29, 2024 to increase the number of shares reserved for issuance under the 2021 Incentive Plan by 5,000,000 to 13,000,000 shares of common stock. As of December 31, 2024, 5,145,000 shares have been issued as restricted stock, and 1,310,000 shares are subject to issuance upon exercise of issued and outstanding options.

2012 Incentive Plan

On July 27, 2012, the shareholders of the Company approved the 2012 Equity Incentive Plan (the “2012 Incentive Plan”), which was previously approved by the Board of Directors on June 27, 2012 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2012 Incentive Plan, to the Company’s employees, officers, directors and consultants. The 2012 Incentive Plan was amended on June 27, 2014, October 7, 2015 and December 28, 2016, December 28, 2017, September 27, 2018 and August 28, 2019 to increase by 500,000, 300,000, 500,000, 1,500,000, 3,000,000 and 2,000,000 (to 8,000,000 currently), respectively, the number of shares of common stock reserved for issuance under the 2012 Incentive Plan. As of December 31, 2024, 6,449,503 shares have been issued as restricted stock, and 525,667 shares are subject to issuance upon exercise of issued and outstanding options. The Company is not eligible to grant any additional awards under the 2012 Incentive Plan.

Common Stock

On January 26, 2024, restricted stock awards were granted to officers and employees of the Company for an aggregate of 2,105,000 shares of the Company’s restricted common stock, under the Company’s 2021 Plan. The grant for the 2,105,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,426,000 based on the market price on the grant date.

On August 29, 2024, an aggregate of 210,000 restricted stock awards were granted to two board members under the Company’s 2021 Plan. The grant of the 210,000 shares of restricted common stock vest as follows: 100% of 125,000 shares and 100% of 85,000 shares vesting on July 12, 2025 and September 27, 2025, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $184,000, based on the market price on the grant date.

On May 24, 2024, 70,000 shares of restricted common stock were forfeited due to an employee termination. As a result, these shares were canceled, and the shares once again became eligible for future awards under the Company’s 2021 Plan.

On January 23, 2023, an aggregate of 1,250,000 shares of restricted common stock were granted to officers of the Company under the Company’s 2021 Plan. The grant of the 1,250,000 shares of restricted common stock vest as follows: 33.3% vest each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. These shares had a total fair value of $1,363,000 based on the market price on the issuance date.

On August 31, 2023, an aggregate of 210,000 restricted stock awards were granted to two board members under the Company’s 2021 Plan. The grant of the 210,000 shares of restricted common stock vest as follows: 100% of 125,000 shares and 100% of 85,000 shares vesting on July 12, 2024 and September 27, 2024, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $200,000 based on the market price on the grant date.

The awarded shares above are subject to trading restrictions, and forfeiture, subject to the vesting terms described above. When such securities are vested in accordance with their terms, the trading restrictions are lifted.

Stock-based compensation expense recorded related to restricted stock during the years ended December 31, 2024 and 2023 was $1,581,000 and $1,621,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2024 and 2023 was $807,000 and $819,000, respectively.

Options

On January 26, 2024, the Company granted options to purchase an aggregate of 460,000 shares of common stock to various Company employees at an exercise price of $0.6775 per share under the Company’s 2021 Plan. The options have a term of five years and fully vest in January 2027, with 33.3% vesting each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $216,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 4.04% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 104% based on the trading history of the Company, and (4) zero expected dividends.

During the period ended December 31, 2024, 256,667 options were rescinded due to an employee termination. As a result, these options once again became eligible for future awards under the Company’s Amended and Restated 2012 and 2021 Plans.

On January 23, 2023, the Company granted options to purchase an aggregate of 540,000 shares of common stock to various Company employees at an exercise price of $1.09 per share under the Company’s 2021 Plan. The options have a term of five years and fully vest in January 2026, with 33.3% vesting each subsequent year from the date of grant, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $429,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 3.61% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 113% based on the trading history of the Company, and (4) zero expected dividends.

During the period ended December 31, 2023, 315,333 options expired unexercised.

During the year ended December 31, 2024 and 2023, the Company recognized stock option-based compensation expense related to options of $278,000 and $422,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2024 and 2023 was $194,000 and $210,000, respectively.

There was no intrinsic value of outstanding and exercisable options at December 31, 2024 and 2023, respectively.

Option activity during the years ended December 31, 2024 and 2023 was:

	2024			2023
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	1,632,334	$1.28	2.8	1,407,667	$1.51	2.7
Granted	460,000	0.68		540,000	1.09
Expired/Canceled	(256,667)	1.30		(315,333)	1.99
Outstanding at End of Period	1,835,667	$1.12	2.4	1,632,334	$1.28	2.8
Exercisable at End of Period	935,667	$1.35	1.4	665,667	$1.45	1.9

NOTE 13 – EARNINGS PER COMMON SHARE

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

The calculation of earnings per share for the years ended December 31, 2024 and December 31, 2023 were as follows (amounts in thousands, except share and per share data):

	2024	2023
Numerator:		(As Restated)
Net income	$17,789	$1,699

Denominator:
Weighted average common shares – basic	89,234,611	87,031,692

Dilutive effect of common stock equivalents:
Options	1,626	-

Denominator:
Weighted average common shares – diluted	89,236,237	87,031,692

Earnings per share – basic	$0.20	$0.02
Earnings per share – diluted	$0.20	$0.02

For the years ended December 31, 2024 and 2023, share equivalents related to options to purchase 1,375,667 and 1,632,334 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 14 – INCOME TAXES

In conjunction with the restatement for DD&A, we also restated certain balances in the net deferred tax asset / deferred tax liability schedule to correct an additional error. The components of the income tax expense (benefit) for the years ended December 31, 2024, and 2023, respectively, are as follows:

	2024	2023
		(As Restated)
Current:
Federal	-	-
State	-	-
Total current expense/(benefit)	-	-

Deferred:
Federal	(12,831)	-
State	(80)	-
Total deferred tax expense/(benefit)	(12,751)	-

Income tax expense (benefit)	(12,751)	-

The income tax expense (benefit) reported in our consolidated statement of operations is different from the federal income tax expense (benefit) computed using the federal statutory rate. The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 31, 2024, and December 31, 2023 (in thousands):

	2024	2023
		(As Restated)
Statutory expense/(benefit)	1,058	357
State tax, net	3,233	291
Permanent differences	86	49
Other adjustments	9,254	346
Change in valuation allowance	(26,381)	(1,043)
Income tax expense (benefit)	(12,751)	-

In 2024, the Company recorded a $12.8 million tax benefit primarily due to the release of the full valuation allowance recorded against deferred taxes in 2023.

Deferred income taxes are provided to reflect temporary differences in the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax-effected temporary differences and net operating loss (“NOL”) carryforwards that comprise our deferred income as of December 31, 2024, and 2023 taxes are as follows (in thousands):

	2024	2023
		(As Restated)
Deferred tax asset:
Net operating losses	19,470	31,168
Asset retirement obligations	1,566	610
Stock compensation	556	1,356
Right of use liability	56	82
Other	1	7
Deferred tax asset	21,649	33,223
Valuation allowance	-	(26,381)
Deferred tax asset after valuation allowance	21,649	6,842

Deferred tax liabilities:
Oil and gas properties	(8,843)	(6,754)
Right of use asset	(55)	(87)
Deferred tax liability	(8,898)	(6,842)

Net deferred tax asset / deferred tax liability	12,751	-

As of December 31, 2024, and 2023, the Company had deferred tax assets of $12.8 million and $26.4 million, respectively, upon which the Company had a valuation allowance of $0 and $26.4 million, respectively. The net change in the valuation allowance of $26.4 million is due to the release of the valuation allowance.

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $88.4 million, which if not utilized, approximately $10.6 million will begin expiring in 2025 and ending 2037, respectively.  The remaining net operating losses can be carried forward indefinitely and are subject to an 80% taxable income limitation.

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all deferred assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

Based on the available objective evidence, the Company believes it is more likely than not that the net deferred tax assets will be fully realizable based on the Company's ability to generate income in future periods. Accordingly, the Company has recorded no valuation allowance against its net deferred tax assets on December 31, 2024.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, and 2023, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2023, and 2022.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years, since 2019.

NOTE 15 — SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the Chief Operating Decision Maker (“CODM”) for the purpose of making key operating decisions, allocating resources, and assessing operating performance. The Company operates in one reportable operating segment, oil and natural gas development, exploration and production. The Company’s oil and gas properties are managed as a whole rather than through discrete operating segments. Financial and operational information is tracked by geographic area; however, financial performance is assessed as a single enterprise and not on a geographic basis. Allocation of resources is made on a project basis across the Company’s entire portfolio without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s Chief Executive Officer is its CODM.

The Company’s profitability measure is consolidated net income which is used to assess budgeted versus actual results and drives the Company’s operating cash flow. The CODM reviews significant consolidated forecasts and results of operations, including return on capital, operating expenses, and cash flow when making decisions such as the allocation of capital. The financial position, results of operations and cash flows of the Company’s reportable operating segment are consistent with the Company’s consolidated financial statements included herein.

NOTE 16 – SUBSEQUENT EVENTS

On January 23, 2025, the Company granted options to purchase an aggregate of 464,000 shares of common stock to various Company employees at an exercise price of $0.85 per share under the Company’s 2021 Plan. The options have a term of five years and fully vest in November 2027, with 33.3% vesting on the 10-month anniversary of the vesting commencement date, 33.3% vesting on the 22-month anniversary date of the vesting commencement and 33.4% vesting on the 34-month anniversary date of the vesting, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, using the Black-Scholes model, was $195,000. Variables used in the Black-Scholes option-pricing model for the options issued include: (1) a discount rate of 4.45% based on the applicable US Treasury bill rate, (2) expected term of 3.5 years, (3) expected volatility of 64.5% based on the trading history of the Company, and (4) zero expected dividends.

Additionally, on January 23, 2025, restricted stock awards were granted to officers and employees of the Company for an aggregate of 1,844,118 shares of the Company’s restricted common stock, under the Company’s 2021 Plan. The grant for the 1,844,118 shares of restricted common stock vest as follows: 33.3% vesting on the 10-month anniversary of the vesting commencement date, 33.3% vesting on the 22-month anniversary date of the vesting commencement and 33.4% vesting on the 34-month anniversary date of the vesting, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,568,000 based on the market price on the grant date.

In addition, on January 23, 2025, after recommendation by the Compensation Committee of the Company’s Board of Directors, the Board of Directors of the Company, in connection with the Company’s annual compensation review, approved cash bonuses for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, in the amount of $50,000, (ii) Mr. J. Douglas Schick, the President and newly appointed Chief Executive Officer of the Company, in the amount of $130,000, (iii) Mr. Jody Crook, the newly appointed Chief Commercial Officer of the Company, in the amount of $100,000, and (iv) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company, in the amount of $120,000.

In February 2025, the Company entered into a joint development agreement (“Agreement”) with a large, Denver, Colorado-based private equity-backed D-J Basin E&P Company with extensive operational experience (“Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber DSUs located in Weld County, Colorado, with the Operator paying to the Company $1.7 million, the Company agreeing to amend the Company’s existing Roth and Amber DSUs to increase each to 1,600 acres and transferring operatorship of the DSUs to the Operator, and the parties agreeing to jointly participate in the development of the Roth and Amber DSUs.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2024 and 2023. Reserves estimates as of December 31, 2024 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report is incorporated herein by reference to Exhibit 99.1 of the Annual Report on Form 10-K which these financial statements are filed with.

	December 31,
	2024	2023
Crude Oil (MBbls)
Net proved reserves at beginning of year	11,358	11,611
Revisions of previous estimates	(2,638)	506
Purchases in place	2,566	-
Extensions, discoveries and other additions	-	-
Sales in place	(54)	(384)
Production	(439)	(375)
Net proved reserves at end of year	10,793	11,358

Natural Gas (Mmcf)
Net proved reserves at beginning of year	19,885	16,379
Revisions of previous estimates	(2,090)	4,260
Purchases in place	6,281	-
Extensions, discoveries and other additions	-	-
Sales in place	(154)	(323)
Production	(506)	(431)
Net proved reserves at end of year	23,416	19,885

NGL (MBbbls)
Net proved reserves at beginning of year	2,374	1,796
Revisions of previous estimates	225	630
Purchases in place	929	-
Extensions, discoveries and other additions	-	-
Sales in place	(62)	-
Production	(19)	(52)
Net proved reserves at end of year	3,447	2,374

Oil Equivalents (MBoe)
Net proved reserves at beginning of year	17,046	16,137
Revisions of previous estimates	(2,762)	1,846
Purchases in place	4,542	-
Extensions, discoveries and other additions	-	-
Sales in place	(142)	(438)
Production	(542)	(499)
Net proved reserves at end of year	18,142	17,046

RESERVES

During the year ended December 31, 2024, the Company’s reserves increased by 1.1 MMBoe of proved reserves. Included in the increase, the Company had a 0.95 MMBoe increase in proved undeveloped reserves (noted below) resulting primarily from the addition of volumes in the D-J Basin due to increased activity. The Company also had an increase of 1.2 MMBoe in proved developed producing reserves related to acquisition of properties in the D-J Basin and reclassification of wells from proved developed non-producing at the end of 2023 to proved developed producing for 2024, which offset the natural decline in existing production base in the D-J Basin Asset and Permian Basin.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2024 and 2023, respectively:

	2024	2023
Proved Developed Reserves
Crude Oil (MBbls)	2,443	1,869
Natural Gas (Mmcf)	4,292	2,998
NGL (MBbls)	630	255
Oil Equivalents (MMBoe)	3,788	2,624

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	13	702
Natural Gas (Mmcf)	44	1,229
NGL (MBbls)	7	144
Oil Equivalents (MMBoe)	1,051	1,051

Proved Undeveloped Reserves
Crude Oil (MBbls)	8,337	8,787
Natural Gas (Mmcf)	19,079	15,659
NGL (MBbls)	2,809	1,975
Oil Equivalents (MMBoe)	14,327	13,372

Proved Reserves
Crude Oil (MBbls)	10,793	11,358
Natural Gas (Mmcf)	23,415	19,886
NGL (MBbls)	3,446	2,374
Oil Equivalents (MMBoe)	18,142	17,046

Proved Undeveloped Reserves

The following table is a reconciliation of the change in our PUD reserves for the periods indicated below (quantities in net MBoe):

Proved undeveloped reserves, December 31, 2022	12,942
Transfers to proved developed	(809)
Additions	3,592
Revisions of prior estimates	(2,353)
Proved undeveloped reserves, December 31, 2023	13,372
Transfers to proved developed	--
Additions	3,796
Revisions of prior estimates	(2,841)
Proved undeveloped reserves, December 31, 2024	14,327

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

For the year ended December 31, 2024, total proved undeveloped reserves (PUDs) increased by 955 MBoe to 14,327 MBoe, primarily related to the following:

•	Additions of 3,796 MBoe related to the development of operated and non-operated sections in the D-J Basin (3,256 MBoe) and operated sections in Permian Basin (540 MBoe); and

•	Revisions of 2,841 Mboe related to increase in leasehold and minerals and expected performance increase of 586 MBoe in the D-J Basin Asset based on offset well results, and decrease of 3,427 MBoe related to removal of PUD locations in D-J Basin (1970 Mboe) and Chaveroo of our Permian Basin Asset (1457 MBoe) outside of the five-year development plan.

•	There was no transfer of proved undeveloped to proved developed reserves in 2024 since projects scheduled to be completed in 2024 were delayed to future periods and replaced with participation in wells through acquired leasehold properties in the D-J Basin.

We expect to spend an aggregate of $170–$200 million developing proved undeveloped reserves through December 31, 2028. All proved undeveloped reserves are scheduled to be developed within five years of initial booking. We expect to fund these development costs with cash from operations and cash on hand, supplemented as needed by proceeds from asset sales, private and public offerings, credit availability and equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, the Company’s former Chief Executive Officer and newly appointed Executive Chairman of the Company's Board of Directors, or entities which he controls, which funding Dr. Kukes is under no obligation to provide.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2024 and 2023 (in thousands):

	2024	2023
		(As Restated)
Proved oil and gas properties	$222,807	$198,663
Unproved oil and gas properties	-	-
Total oil & gas properties	222,807	198,663
Accumulated depreciation and depletion and impairment	(119,295)	(104,384)
Net Capitalized Costs	$103,512	$94,279

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Acquisition of properties
Proved	$1,587	$5,704
Unproved	-	-
Exploration costs	-	-
Development costs	20,522	21,523
Total	$22,109	$27,227

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
		(As Restated)
Crude oil and natural gas revenues	$39,553	$30,784
Production costs	(12,469)	(9,831)
Depreciation and depletion and impairment	(14,911)	(8,830)
Results of operations for producing activities, excluding corporate overhead and interest costs	$12,173	$12,123

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2024 and 2023. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Future cash inflows	$916,105	$972,432
Future production costs	(288,879)	(250,681)
Future development costs	(209,139)	(202,842)
Future income taxes	(100,484)	(121,204)
Future net cash flows	317,603	397,705
Discount to present value at 10% annual rate	(173,440)	(207,344)
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$144,163	$190,361

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Standardized measure, beginning of year	$190,361	$274,916
Crude oil and natural gas sales, net of production costs	(24,653)	(22,779)
Net changes in prices and production costs	(32,032)	(76,156)
Extensions, discoveries, additions and improved recovery	-	-
Changes in estimated future development costs	(740)	(7,068)
Development costs incurred	-	-
Revisions of previous quantity estimates	(40,363)	(15,021)
Accretion of discount	(1,173)	(11,697)
Net change in income taxes	6,629	58,301
Purchases of reserves in place	47,162	-
Sales of reserves in place	(1,028)	(10,151)
Change in timing of estimated future production	-	16
Standardized measure, end of year	$144,163	$190,361

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(J. Douglas Schick) and Chief Accounting Officer (“CAO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024, the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CAO concluded as of December 31, 2024, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework (2013). Through the course of the Company’s preparation of its year-ended December 31, 2024 financial statements, a material weakness in our internal control over financial reporting was identified which related to the review of our inputs to the depreciation, depletion, and amortization calculations, specifically that we did not have effective controls over the proper inclusion of all production for the current year in the reserve base for our calculation of depreciation, depletion, and amortization of our reserves. There was also a material weakness in the preparation of the tax provision. We have already developed a plan to implement new controls and procedures designed to address the identified material weakness. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

Based on our assessment, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, outside of the changes discussed above.

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

ITEM 9B. OTHER INFORMATION.

(b) Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Name	Age	Position

Dr. Simon G. Kukes	78	Executive Chairman of the Company's Board of Directors (1)
J. Douglas Schick	49	President and Chief Executive Officer and Director (2)
Paul Pinkston	57	Chief Accounting Officer
Clark R. Moore	52	Executive Vice President, General Counsel and Secretary
Jody D. Crook	48	Chief Commercial Officer (3)
John J. Scelfo	67	Director (4)
H. Douglas Evans	76	Director (5)

(1)	Appointed Executive Chairman effective January 1, 2025; previously Chief Executive Officer through December 31, 2024. Has served as a member of the Board of Directors since July 2018.
(2)

Appointed as President, Chief Executive Officer and Director effective January 1, 2025; previously solely President through December 31, 2024. Has served as a member of the Board of Directors since January 2025.

(3)	Appointed Chief Commercial Officer effective January 1, 2025.
(4)	Previously Chairman of the Board through December 31, 2025. Has served as a member of the Board of Directors since July 2018.
(5)	Has served as a member of the Board of Directors since September 2018.

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

Dr. Simon G. Kukes, Executive Chairman of the Company's Board of Directors (Director since July 2018 and Executive Chairman since January 2025)

Dr. Simon G. Kukes is a global investor and executive with over 40 years’ experience in the oil industry. He recently served as the Chief Executive Officer of the Company from July 2018 until January 2025, when he stepped down and assumed the position of Executive Chairman of the Board of the Company. He also previously served as the principal of his personal investment company, SK Energy LLC, from April 2013 until its dissolution in December 2022. From January 2005 to April 2013, Dr. Kukes was an investor and CEO of Samara-Nafta, a joint venture with the U.S.-based international oil company Hess Corporation, and from 2003 to 2004 he served as CEO and Chairman of Yukos Oil Company. From 1998 until it combined with British Petroleum in 2003 to create TNK-BP, Dr. Kukes served as Chief Executive of Tyumen Oil Company (TNK). From 1979 to 1986 he served as Technical Director and Vice President of Business Development for Phillips Petroleum and Amoco. Dr. Kukes (who is a dual citizen of the United States and Israel) currently serves on the board of directors and is an investor in numerous international companies, including Leverate Technological Trading Ltd., an Israel-based technology company and trading platform provider (since October 2014 and as Chairman for two years), Fletschhorn, a Swiss-based hotel and restaurant company (as Chairman since June 2014), and GLAMZ Ltd., a privately-held Israel-based booking platform for the beauty industry (as Chairman since June 2018). In addition, from 1999 to 2007 Dr. Kukes served on the board of directors of global pharmaceutical company Amarin Corporation (Nasdaq: AMRN), and from 2000 to 2003 on the board of directors of Tulsa, Oklahoma-based Parker Wellbore (formerly NYSE-listed Parker Drilling Company), a global provider of contract drilling and drilling-related services.

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

J. Douglas Schick, President, Chief Executive Officer and Director (President since August 2018 and Chief Executive Officer and Director since January 2025)

Mr. Schick has over twenty-five years of experience in the oil and gas industry. Prior to joining the Company as President on August 1, 2018, followed by his appointment as Chief Executive Officer and Director of the Company in January 2025, Mr. Schick was employed by American Resources, Inc., a Houston, Texas-based privately-held oil and gas investment, development and operating company which he co-founded and continues to serve as Chief Executive Officer (from August 2017 to the present) and formerly as Chief Financial Officer and Vice President of Business Development (from August 2013 to August 2017), provided that Mr. Schick’s service to American Resources requires only minimal time commitment from Mr. Schick that does not conflict with his duties and responsibilities to the Company. Prior to starting American Resources, Mr. Schick served as the founder, owner and principal of J. Douglas Enterprises, a Houston, Texas-based energy industry focused business development and financial consulting firm (from June 2011 to August 2013) as Vice President of Finance (from January 2011 until its sale in June 2011) for Highland Oil and Gas, a private equity-backed E&P company headquartered in Houston, Texas, as Manager of Planning and then Director of Planning at Houston, Texas-based Mariner Energy, Inc. (from December 2006 until its merger with Apache Corp. in December 2010), and in various roles of increasing responsibility in finance, planning, M&A, treasury and accounting at The Houston Exploration Company, ConocoPhillips and Shell Oil Company (from 1998 to 2006).

Mr. Schick holds a BBA in Finance from New Mexico State University and an MBA with a specialization in Finance from Tulane University.

Paul A. Pinkston, Chief Accounting Officer (since December 2018)

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

Clark R. Moore, Executive Vice President, General Counsel and Secretary (since July 2012)

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

Mr. Moore received his J.D. with Distinction from Stanford Law School and his B.A. with Honors from the University of Washington.

Jody D. Crook, Chief Commercial Officer (since January 2025)

Mr. Crook has over twenty-five years of experience in the oil and gas industry. Prior to his appointment as Chief Commercial Officer of the Company effective January 1, 2025, Mr. Crook served as a Senior Advisor for Land and Business Development activities for the Company, both as an employee and consultant, since April 2020. Before his tenure at the Company, in 2015 Mr. Crook co-founded Tenet Advisory Group LLC, a Houston-based consulting firm that provides engineering, land, regulatory, and business development services to clients in the oil and gas sector, for which Mr. Crook continues to serve as a principal and provide limited consulting services to, provided that Mr. Crook’s service to Tenant Advisory Group and its clients requires only a minimal time commitment from Mr. Crook and does not conflict with his duties and responsibilities to the Company. Additionally, from 2017 to 2018, Mr. Crook co-founded and served as principal of Bronze Four Resources, LLC, an Austin, Texas-based contract operating company focused on contract drilling, completion, and production operations in the Anadarko basins. Prior to establishing Tenet Advisory Group and Bronze Four Resources, Mr. Crook held various leadership roles at Jones Energy, Ltd., a public oil and gas company in Austin, Texas, from June 2004 to December 2014. His positions included Land Manager, Senior Vice President of Land, Senior Vice President for the Arkoma Region, and Senior Vice President of Acquisitions & Exploration. Mr. Crook began his career in Enron Corp’s Analyst and Associates Program, where he completed rotations in Risk Management and Global LNG from January 2000 to November 2001.

Mr. Crook holds a BBA in Finance & PLM from the University of Oklahoma and an MBA from the University of Texas at Austin.

John J. Scelfo, Director (Director since July 2018)

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

Board Leadership Structure

Our Board of Directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of our business and what is in the best interests of our shareholders. Our current leadership structure is comprised of a separate Executive Chairman of the Board of Directors, and Chief Executive Officer (“CEO”). Mr. John J. Scelfo formerly served as Chairman of the Company’s Board of Directors until January 1, 2025, upon which date Dr. Simon G. Kukes assumed the Executive Chairman position. Dr. Kukes formerly served as Chief Executive Officer of the Company until January 1, 2025, upon which date Mr. J. Douglas Schick assumed the Chief Executive Officer position and joined the Board of Directors. The Board of Directors does not have a policy as to whether the Executive Chairman should be an independent director, an affiliated director, or a member of management. Our Board of Directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s President and CEO, Mr. Schick) and the members of our Board of Directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Executive Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters.

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

Our Executive Chairman can represent the board in communications with stockholders and other stakeholders but cannot individually (however the full Board can) override our Chief Executive Officer on, any risk matters. Additionally, our Executive Chairman has not traditionally provided input on design of the Board itself, which instead comes from the full Board.

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

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, is independent within the meaning of NYSE American director independence standards applicable to members of such committees, as currently in effect.

Committees of our Board of Directors

On September 5, 2013, and effective September 10, 2013, the Board of Directors adopted charters for the Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee. We currently maintain a Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee.

The committees of the Board of Directors consist of the following members as of the date of this filing:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Dr. Simon G. Kukes (1)
J. Douglas Schick
John J. Scelfo	C	C	M	X
H. Douglas Evans	M	M	C	X

C - Chairman of Committee.

M – Member.

(1) – Executive Chairman of the Board of Directors.

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

During the year ended December 31, 2024, the audit committee held four meetings.

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

During the year ended December 31, 2024, the compensation committee held three meetings.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Messrs. John J. Scelfo (Chairman) and H. Douglas Evans, who are each independent members of our Board of Directors. No member of the compensation committee is an employee or a former employee of the Company. During fiscal 2024, none of our executive officers served on the compensation committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the compensation committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by shareholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for shareholder proposals under “Stockholder Proposals for 2025 Annual Meeting of Stockholders and 2025 Proxy Materials” beginning on page 53 of our definitive proxy statement for the 2024 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2024, the nominating and corporate governance committee held two meetings.

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

Insider Trading/Anti-Hedging Policies

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

The policy also prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading and includes specific anti-hedging provisions.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. Even during a trading window period, certain identified insiders, which include the named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities or from trading in options

Policy on Timing of Award Grants

The Compensation Committee and the Board have not established policies and practices (whether written or otherwise) regarding the timing of option grants, stock appreciation rights and similar awards, or other awards, in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

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

The Company determined that the restatement described in the explanatory note at the beginning of this Annual Report on Form 10-K would not result in the recoupment of any compensation because none of the Company’s prior incentive compensation was based on the achievement of any specific net income or other milestones which were affected by the restatement, and because the restatement resulted in an overall increase in net income in the affected periods. Accordingly, the restatement did not impact the Company’s executive compensation payments and the Company determined that there were no payments required to be pursued under the Company’s Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2024, the Board held ten meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described above. All directors attended all of the Board of Directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2024. The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017, September 27, 2018, August 28, 2019, August 27, 2020, September 1, 2021, August 25, 2022, August 31, 2023, and August 29, 2024, at which meetings all directors were present in person, via teleconference or via virtual attendance. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the compensation for services paid in all capacities for the two fiscal years ended December 31, 2024 and 2023 to (a) Dr. Simon G. Kukes, our former Chief Executive Officer and Director, (b) J. Douglas Schick, our President and Chief Executive Officer, (c) Clark R. Moore, our Executive Vice President, General Counsel and Secretary, and (d) Paul A Pinkston, our Chief Accounting Officer (collectively, the “Named Executive Officers”). There were no other executive officers who received compensation in excess of $100,000 in either 2024 or 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)**	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Dr, Simon G. Kukes	2024	-	-	367,125	(1)	-	-		367,125
Executive Chairman and Former Chief Executive Officer*	2023	-	-	436,000	(2)	-	-		436,000
						-
J. Douglas Schick	2024	303,297	120,000	350,438	(3)	-	13,979	(4)	788,714
President and Chief Executive Officer#	2023	290,000	102,000	381,500	(5)	-	13,587	(4)	787,087
						-
Clark R. Moore	2024	292,833	110,000	300,375	(6)	-	18,307	(4)	721,515
Executive Vice President, General Counsel and Secretary	2023	280,000	98,000	327,000	(7)	-	19,800	(4)	724,800
						-
Paul A. Pinkston	2024	167,333	35,000	166,875	(8)	-	12,140	(4)	381,348
Chief Accounting Officer	2023	160,000	37,000	218,000	(9)	-	11,820	(4)	428,333

*Chief Executive Officer in 2023 and 2024; departed from Chief Executive Officer position and assumed Executive Chairman position effective January 1, 2025.

**Annual bonus awards are paid in January each year and are for performance bonuses accrued over the prior calendar year.

#President in 2023 and 2024; appointed President and Chief Executive Officer effective January 1, 2025.

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

(1)	Consists of the value of 550,000 shares of restricted common stock granted in January 2024 at $0.6675 per share.
(2)	Consists of the value of 400,000 shares of restricted common stock granted in January 2023 at $1.09 per share.
(3)	Consists of the value of 525,000 shares of restricted common stock granted in January 2024 at $0.6675 per share.
(4)	Consists of Company matching contributions of up to 6% of the applicable officer's salary into the Company's sponsored 401(k) plan, subject to IRS and plan limits.
(5)	Consists of the value of 350,000 shares of restricted common stock granted in January 2023 at $1.09 per share.
(6)	Consists of the value of 450,000 shares of restricted common stock granted in January 2024 at $0.6675 per share.
(7)	Consists of the value of 300,000 shares of restricted common stock granted in January 2023 at $1.09 per share.
(8)	Consists of the value of 250,000 shares of restricted common stock granted in January 2024 at $0.6675 per share.
(9)	Consists of the value of 200,000 shares of restricted common stock granted in January 2023 at $1.09 per share.

Outstanding Equity Awards at Year Ended December 31, 2024

The following table sets forth information as of December 31, 2024 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards(4)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(5)
Dr. Simon G. Kukes	-	-	-	-	133,334	(1)	$103,734
	-	-	-	-	266,667	(2)	$207,467
	-	-	-	-	550,000	(3)	$427,900

J. Douglas Schick	-	-	-	-	100,000	(1)	$77,800
	-	-	-	-	233,334	(2)	$181,534
	-	-	-	-	525,000	(3)	$408,450

Clark R. Moore	-	-	-	-	100,000	(1)	$77,800
	-	-	-	-	200,000	(2)	$155,600
	-	-	-	-	450,000	(3)	$350,100

Paul A. Pinkston	-	-	-	-	66,667	(1)	$51,867
	-	-	-	-	133,334	(2)	$103,734
	-	-	-	-	250,000	(3)	$194,500

(1)	Stock award vested on January 25, 2025, and was subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(2)	Stock award vests 50% on January 23, 2025 (vested), and January 23, 2026, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(3)

Stock award vests 33.3% on January 26, 2025 (vested), 33.3% on January 26, 2026, and 33.4% on January 26, 2027, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.

(4) (5)

There were no unearned shares, units or other rights that have not vested as of December 31, 2024.

Calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year (December 31, 2024 and $0.778 per share) by the number of shares of stock.

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 12 – Share-Based Compensation”, for equity issuances to executive officers for the years ended December 31, 2024 and 2023, respectively.

Compensation of Directors

We compensate our Board members with stock-based compensation from time to time, as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
John J. Scelfo	$-	$109,500	$-	$109,500
H. Douglas Evans	$-	$74,460	$-	$74,460

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)

Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 12 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. As of December 31, 2024, the following outstanding and unvested shares of restricted stock were held by each of the above non-executive directors: John J. Scelfo – 125,000 shares; and H. Douglas Evans – 85,000 shares.

(2)

Mr. Scelfo and Mr. Evans received grants of 125,000 and 85,000 shares of restricted stock, respectively, on August 29, 2024, with an aggregate grant date fair value of $109,500 and $74,460, respectively, which will vest in full on July 12, 2025 and September 27, 2025, respectively, subject to such person’s continued service on the Board. For the year ended December 31, 2024, there was a compensation expense of $64,000 recognized by the Company related to these grants.

Effective September 27, 2018, the Board no longer has a formal compensation program; provided that the Board of Directors and/or the Compensation Committee may authorize compensation (including, but not limited to cash, options and restricted stock) to the members of the Board of Directors from time to time in their discretion. Additionally, the Board generally grants yearly equity awards in August of each year to the non-executive directors.

Agreements with Current Named Executive Officers

J. Douglas Schick. On August 1, 2018, in connection with his appointment as President of the Company, we entered into an offer letter with J. Douglas Schick, which offer letter was amended effective January 1, 2025 to promote Mr. Schick to the office President and Chief Executive Officer of the Company (as amended, the “Offer Letter”). Pursuant to the Offer Letter, Mr. Schick agreed to serve as an executive officer of the Company on an at-will basis; the Company agreed to pay Mr. Schick $20,833 per month, but has been increased, effective February 1, 2024, to $25,375 per month, and again to $29,166.67 per month effective January 1, 2025; and Mr. Schick is eligible for an annual bonus in the discretion of the Company totaling up to 40% of his then current salary and may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Schick restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2024 and 2023 are described in the table above. Mr. Schick’s employment may be terminated by him or the Company with 30 days’ prior written notice. In the event Mr. Schick’s employment with the Company is terminated by the Company without “Cause,” the Company will (a) pay Mr. Schick an amount equal to twelve (12) months of his then-current annual base salary, and (b) immediately accelerate by twelve (12) months the vesting of all outstanding Company restricted stock and options exercisable for Company capital stock held by Mr. Schick. For purposes of the Offer Letter, “Cause” means Mr. Schick’s (1) conviction of, or plea of nolo contendere to, a felony or any other crime involving moral turpitude; (2) fraud on or misappropriation of any funds or property of the Company or any of its affiliates, customers or vendors; (3) act of material dishonesty, willful misconduct, willful violation of any law, rule or regulation, or breach of fiduciary duty involving personal profit, in each case made in connection with his responsibilities as an employee, officer or director of the Company and which has, or could reasonably be deemed to result in, a material adverse effect upon the Company; (4) illegal use or distribution of drugs; (5) willful material violation of any policy or code of conduct of the Company; or (6) material breach of any provision of the Offer Letter or any other employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by him for the benefit of the Company or any of its affiliates, all as reasonably determined in good faith by the Board of Directors of the Company. However, an event that is or would constitute “Cause” shall cease to be “Cause” if he reverses the action or cures the default that constitutes “Cause” within 10 days after the Company notifies him in writing that Cause exists.

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

Clark R. Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013 and January 25, 2022, with Clark Moore, its Executive Vice President, Secretary and General Counsel (the “Moore Employment Agreement”), pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current base salary of $24,500 per month, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the Board of Directors in its discretion, provided that Mr. Moore may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Moore restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2024 and 2023 are described in the table above. Mr. Moore’s salary may be increased from time to time in the discretion of the Board or Compensation Committee, without amending the Moore Employment Agreement. In addition, Mr. Moore’s employment agreement includes, among other things, severance payment provisions that would require the Company to make lump sum payments equal to 12 months’ salary and target bonus to Mr. Moore, and full acceleration of vesting of any outstanding Company stock options or restricted stock held, in the event his employment is terminated due to his death or disability, terminated without “Cause” or if he voluntarily resigns for “Good Reason” (36 months in connection with a “Change of Control”), and continuation of benefits for up to 36 months (48 months in connection with a “Change of Control”), as such terms are defined in the employment agreement. The employment agreement also prohibits Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information but does not contain a general restriction on engaging in competitive activities.

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

Pursuant to the Pinkston Offer Letter, Mr. Pinkston agreed to serve as Chief Accounting Officer of the Company on an at-will basis, the Company agreed to pay Mr. Pinkston $11,666.67 per month (which has been increased, effective February 1, 2024, to $14,000 per month), Mr. Pinkston is eligible for an annual bonus in the discretion of the Board of Directors of the Company totaling up to 30% of his then current salary, provided that Mr. Pinkston may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the Board of Directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the Board of Directors has historically issued Mr. Pinkston restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2024 and 2023 are described in the table above. Mr. Pinkston’s employment may be terminated by him or the Company with 30 days prior written notice.

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

Jody D Crook.On December 7, 2024, the Company appointed Jody Crook to the office of Chief Commercial Officer of the Company, effective January 1, 2025. The Company and Mr. Crook entered into an Offer Letter, dated December 8, 2024 (the “Crook Offer Letter”), which provides for the appointment of Mr. Crook to the office of Chief Commercial Officer, effective January 1, 2025, at an annual salary of $280,000, with a discretionary annual cash bonus of up to 40% of his then-current salary, a guaranteed cash bonus of $100,000 payable in January 2025, and, subject to Board approval and the Company’s 2021 Plan, the grant of a number of shares of restricted Company Common Stock equal to (x) $250,000 divided by (y) the then-current fair market value of the Company Common Stock as determined under the 2021 Plan, vesting 1/3 per year over three years following the date of grant, subject to Mr. Crook’s continued employment with the Company. Mr. Crook is also eligible to receive additional bonuses from time to time, in cash or equity, in the discretion of the Board. The Crook Offer Letter includes customary confidentiality requirements and conflict of interest provisions. The agreement can be terminated at any time, for any reason, by either party, with thirty days prior written notice.

2024 Bonuses

On January 23, 2025, after recommendation by the Compensation Committee of the Company’s Board of Directors, the Board of Directors of the Company, in connection with the Company’s annual compensation review, approved calendar year 2024 cash bonuses (paid in January 2025) for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, in the amount of $50,000, (ii) Mr. J. Douglas Schick, the President and CEO of the Company, in the amount of $130,000, (iii) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company, in the amount of $120,000 and (iv) Mr. Jody Crook, the Chief Commercial Officer of the Company, in the amount of $100,000, which was contingent on Mr. Crook’s acceptance of the Crook Offer Letter noted above.

Equity Incentive Plans

2021 Plan

General. On July 10, 2021, our Board of Directors adopted the PEDEVCO Corp. 2021 Equity Incentive Plan, which was approved by our stockholders on September 1, 2021. The 2021 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. On June 27, 2024, the Board of Directors adopted an amended and restated 2021 Equity Incentive Plan, to increase by 5,000,000 shares, the number of awards available for issuance under the plan, which was approved by stockholders on August 29, 2024. Subject to the provisions of the 2021 Equity Incentive Plan relating to adjustments upon changes in our common stock, an aggregate of 13,000,000 shares of common stock were reserved for issuance under the 2021 Equity Incentive Plan.

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

As of the date of this Annual Report, options to purchase 1,774,000 shares of common stock and 6,989,118 shares of restricted stock have been issued and are outstanding under the 2021 Plan, with 4,236,882 shares of common stock remaining available for issuance under the 2021 Plan. The options have a weighted average exercise price of $1.07 per share and have expiration dates ranging from 2027 to 2029.

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

As of the date of this Annual Report, options to purchase 310,000 shares of common stock remain outstanding and 6,449,503 shares of restricted stock have been issued under the 2012 Plan. The options have a weighted average exercise price of $1.39 per share and have expiration date on January 19, 2026. The Company cannot grant any additional awards under the 2012 Plan pursuant to its terms since more than 10 years have passed since its original adoption.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 28, 2025, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 28, 2025, there were 91,339,385 shares of common stock and no shares of preferred stock issued and outstanding.

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

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Dr. Simon G. Kukes (2)	59,736,275	65.4%
J. Douglas Schick (3)	1,577,133	1.7%
Clark R. Moore (4)	1,083,201	1.2%
Paul A. Pinkston (5)	816,700	*
Jody D. Crook (6)	364,118	*
H. Douglas Evans (7)	460,000	*
John J. Scelfo (8)	474,500	*

All Named Executive Officers and Directors as a group (seven persons)	64,511,927	70.6%

Greater than 5% Stockholders
The SGK 2018 Revocable Trust (8)	51,791,325	56.7%

*Less than 1%.

Unless otherwise stated, the address of each stockholder is c/o PEDEVCO Corp., 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.

(1)	Ownership voting percentages are based on 91,339,385 total shares of common stock which were outstanding as of March 28, 2025.

(2)

Consisting of the following: (a) 51,791,325 shares of common stock held by The SGK 2018 Revocable Trust, a family trust of which Dr. Kukes is the trustee, beneficiary and which Dr. Kukes is deemed to beneficially own; (b) 7,071,949 shares of fully-vested common stock held by Dr. Kukes; (c) 850,001 unvested shares of common stock held by Dr. Kukes, 133,334 of which vest on January 23, 2026, 183,333 of which vest on January 26, 2026, 183,334 of which vest on January 26, 2027, 116,666 of which vest on November 23, 2025, and 116,667 of which vest on each of November 23, 2026 and November 23, 2027, provided that Dr. Kukes remains employed by us, or is a consultant to us, on such vesting dates; (d) 3,000 shares of fully vested common stock held by the spouse of Dr. Kukes; and (e) options to purchase 20,000 shares of common stock exercisable by the spouse of Dr. Kukes at exercises price of $1.39 and $1.17 per share (options to purchase 10,000 shares of common stock each). Dr. Kukes has voting control over his unvested shares of common stock.

(3)

Consisting of the following: (a) 610,466 shares of fully-vested common stock held by Mr. Schick; and (b) 966,667 unvested shares of common stock held by Mr. Schick, 116,667 which vest on January 23, 2026, 175,000 of which vest on each of January 26, 2026 and January 26, 2027, 166,666 of which vest on November 23, 2025, and 166,667 of which vest on each of November 23, 2026 and November 23, 2027, in each case provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. Mr. Schick has voting control over his unvested shares of common stock.

(4)

Consisting of the following: (a) 330,334 shares of fully-vested common stock held by Mr. Moore; (b) 2,867 fully-vested shares of common stock held by Mr. Moore’s minor child, which he is deemed to beneficially own; and (c) 750,000 unvested shares of common stock held by Mr. Moore, 100,000 of which vest on January 23, 2026, 150,000 of which vest on each of January 26, 2026 and January 26, 2027, 116,666 of which vest on November 23, 2025, and 116,667 of which vest on each of November 23, 2026 and November 23, 2027, in each case provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates. Mr. Moore has voting control over his unvested shares of common stock.

(5)

Consisting of the following: (a) 393,366 shares of fully-vested common stock held by Mr. Pinkston; and (b) 423,334 unvested shares of common stock, 66,667 of which vest on January 23, 2026, 83,333 of which vest on January 26, 2026, and 83,334 of which vest on January 26, 2027, 63,333 of which vest on each of November 23, 2025 and November 23, 2026, and 63,334 of which vest on November 23, 2027, in each case provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of common stock.

(6)

Consisting of the following: (a) 23,333, shares of fully-vested common stock held by Mr. Crook; and (b) 340,785 unvested shares of common stock, 23,333 of which vest on January 26, 2026, 23,334 of which vest on January 26, 2027, and 98,039 of which vest on each of November 23, 2025 and November 23, 2026, and 98,040 which vest on November 23, 2027, in each case provided that Mr. Crook remains employed by us, or is a consultant to us, on such vesting dates. Mr. Crook has voting control over his unvested shares of common stock.

(7)

Consisting of the following: (a) 375,000 shares of fully-vested common stock held by Mr. Evans; and (b) 85,000 unvested shares of common stock, which vest on September 27, 2025, provided that Mr. Evans remains a director, employee of, or consultant to us on such vesting date. Mr. Evans has voting control over his unvested shares of common stock.

(8)

Consisting of the following: (a) 349,500 shares of fully-vested common stock held by Mr. Scelfo; and (b) 125,000 unvested shares of common stock, which vest on July 12, 2025, provided that Mr. Scelfo remains a director, employee of, or consultant to us on such vesting date. Mr. Scelfo has voting control over his unvested shares of common stock.

(9)

Consisting of 51,791,325 shares of common stock held by The SGK 2018 Revocable Trust. The SGK 2018 Revocable Trust is a family trust of which Dr. Kukes is the trustee and beneficiary, and as such, Dr. Kukes is deemed to be the beneficial owner of the shares held by The SGK 2018 Revocable Trust.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2024, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	1,835,667	$1.12	6,545,000	(2)
Equity compensation plans not approved by stockholders	-		-
Total	1,835,667	$1.12	6,545,000

(1)

Consists of options to purchase 525,667 shares of common stock issued and outstanding under the PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan and options to purchase 1,310,000 shares of common stock issued and outstanding under the PEDEVCO 2021 Equity Incentive Plan.

(2)

Consists of 6,545,000 shares of common stock reserved and available for issuance under the PEDEVCO Corp. 2021 Equity Incentive Plan. Does not include shares of common stock available for issuance under the 2012 Plan or 2012 Pre-Merger Plan as the Company has determined that it can no longer issue awards thereunder.

The Company’s equity compensation plans are discussed in greater detail above under “Item 11. Executive Compensation” - “Equity Incentive Plans”.

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since January 1, 2023, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Transactions

Related party transactions are discussed in greater detail under “Item 8. Financial Statements and Supplementary Data” - “Note 11 – Shareholders’ Equity – Common Stock” and “Note 12 – Share-Based Compensation”, of this Annual Report on Form 10-K, all of which information and disclosures is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent public accounting firm is Marcum LLP, Houston, Texas, PCAOB Auditor ID 688.

The following table presents fees for professional audit services performed by Marcum LLP for the audit of our annual financial statements for the years ended December 31, 2024 and 2023 (in thousands).

	2024	2023
Audit Fees (1)	$200	$239
Audit-Related Fees (2)	-	-
Tax Fees (3)	53	53
All Other Fees (4)	67	48
Total	$320	$340

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2024 and 2023 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us by Marcum LLP for 2024 and 2023.

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

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated By Reference
Exhibit		Filed or furnished With This Annual Report on			Filing Date/Period	File
No.	Description	Form 10-K	Form	Exhibit	End Date	Number
1.1	Sales Agreement, dated December 20, 2024 between PEDEVCO Corp., Roth Capital Partners, LLC and A.G.P./Alliance Global Partners		8-K	1.1	12/20/2024	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	3/27/2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	6/26/2018	001-35922
3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	3/6/2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	12/6/2012	000-53725
3.8	Amendment to Bylaws (October 21, 2016)		8-K	3.1	10/21/2016	001-35922
3.9	Amendment to Bylaws (August 25, 2022)		8-K	3.1	8/26/2022	001-35922
4.1	Description of Securities of the Registrant		10-K	4.1	3/30/2020	001-35922
4.2	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	10/23/2013	333-191869
10.1	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **		S-8	4.2	10/31/2013	333-192002
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement **		S-8	4.3	10/31/2013	333-192002
10.3	PEDEVCO Corp. - Form of Indemnification Agreement **		10-K	10.11	3/31/2014	001-35922
10.4	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **		10-K	10.2	3/31/2014	001-35922
10.5	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014		10-K	10.43	3/31/2014	001-35922
10.6	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014		10-K	10.44	3/31/2014	001-35922
10.7	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **		10-K	10.58	3/31/2014	001-35922
10.8	Offer Letter with J. Douglas Schick as President dated August 1, 2018**		8-K	10.4	8/1/2018	001-35922
10.9	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**		8-K	10.1	12/3/2018	001-35922
10.1	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**		S-8	4.1	8/29/2019	333-233525
10.11	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.**		8-K	10.3	3/31/2020	001-35922
10.12	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.**		8-K	10.5	3/31/2020	001-35922
10.13	PEDEVCO Corp. 2021 Equity Incentive Plan**		8-K	10.1	9/1/2021	001-35922
10.14	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement**		S-8	99.3	9/1/2021	333-259248
10.15	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement**		S-8	99.2	9/1/2021	333-259248

10.16	Amendment No. 3 to Employment Agreement between PEDEVCO Corp. and Clark R. Moore**		8-K	10.4	1/27/2022	001-35922
10.17#	Participation Agreement, dated September 12, 2023, entered into by and between PEDEVCO Corp. and Evolution Petroleum Corporation		8-K	10.1	9/13/2023	001-35922
10.18	Stock Purchase Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.1	11/9/2023	001-35922
10.19	Promissory Note dated November 9, 2023, executed by Tilloo Exploration and Production, LLC		8-K	10.2	11/9/2023	001-35922
10.20	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.3	11/9/2023	001-35922
10.21	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.4	11/9/2023	001-35922
10.22	Mortgage dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC		8-K	10.5	11/9/2023	001-35922
10.23	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan**		8-K	10.1	8/30/2024	001-35922
10.24	Credit Agreement dated September 11, 2024, by and among PEDEVCO Corp., as borrower, and Citibank N.A., as Administrative Agent, and the Lenders Party Thereto		8-K	10.1	9/11/2024	001-35922
10.25	Amendment No. 2 to Offer Letter between PEDEVCO Corp. and J. Douglas Schick, dated December 9, 2024**		8-K	10.3	12/11/2024	001-35922
10.26	Offer Letter with Jody Crook dated December 8, 2024**		8-K	10.4	12/11/2024	001-35922
14.1	Code of Ethics and Business Conduct		8-K/A	14.1	8/8/2012	000-53725
19.1	PEDEVCO Corp. First Amended and Restated Policy on Insider Trading**	X
21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Marcum LLP	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97.1	PEDEVCO Corp., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation **		10-Q	10.2	11/9/2023	001-35922
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2024	X
99.2	Charter of the Nominating and Corporate Governance Committee		8-K	99.1	9/5/2013	001-35922
99.3	Charter of the Compensation Committee		8-K	99.2	9/5/2013	001-35922
99.4	Charter of the Audit Committee		8-K	99.3	9/5/2013	001-35922
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

X	Filed herewith.
*	Furnished herein.
**	Indicates management contract or compensatory plan or arrangement.

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

PEDEVCO Corp.

March 31, 2025	By:	/s/ J. Douglas Schick
J. Douglas Schick
President, Chief Executive Officer, and Director
(Principal Executive Officer)

March 31, 2025	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Dr. Simon G. Kukes	Executive Chairman and Director	March 31, 2025
Dr. Simon G. Kukes

By: /s/ J. Douglas Schick	President, Chief Executive Officer, and Director	March 31, 2025
Mr. J. Douglas Schick	(Principal Executive Officer)

By: /s/ Paul A. Pinkston	Chief Accounting Officer	March 31, 2025
Paul A. Pinkston	(Principal Financial and Accounting Officer)

By: /s/ John J. Scelfo	Director	March 31, 2025
John J. Scelfo

By: /s/ H. Douglas Evans	Director	March 31, 2025
H. Douglas Evans

