Form 10-Q/A
period 2024-03-31
PEDEVCO CORP
filed 2025-05-12
CIK 1141197

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

Explanatory Note

On May 15, 2024, PEDEVCO Corp. filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (the “Original Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”).

The Original Form 10-Q failed to include certain required XBRL tagging and this Amendment No. 1 to Quarterly Report on Form 10-Q is being filed solely to include such XBRL tagging under Part II, Item 5. Other Information.

As such, this Amendment No. 1:

●	restates Part II, Item 5. Other Information of the Original Form 10-Q to include the required XBRL tagging; and

●

files new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 6 of Part II hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-Q, as amended by Amendment No. 1, and does not reflect events occurring after the filing of the Original Form 10-Q.

PEDEVCO CORP.

Table of Contents

PART II - OTHER INFORMATION

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

ITEM 6. EXHIBITS

The exhibits required to be filed by Item 6 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-Q. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

1

Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

May 9, 2025	By:	/s/ J. Douglas Schick
J. Douglas Schick
President, Chief Executive Officer, and Director
(Principal Executive Officer)

May 9, 2025	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

2