Form 10-Q/A
period 2024-06-30
PEDEVCO CORP
filed 2025-05-12
CIK 1141197

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

Explanatory Note

On August 14, 2024, PEDEVCO Corp. filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (the “Original Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”).

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