Form 10-K/A
period 2024-12-31
PEDEVCO CORP
filed 2025-05-12
CIK 1141197

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

Auditor Name -Marcum llp      Auditor Location - Houston, Texas     Auditor ID - 688

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2025, PEDEVCO Corp. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”).

The Original Form 10-K failed to include certain required XBRL tagging (or in the case of Item 9B below, was tagged incorrectly) and this Amendment No. 1 to Annual Report on Form 10-K is being filed solely to include and update, as applicable, such XBRL tagging under Item 10. Directors, Executive Officers and Corporate Governance.

As such, this Amendment No. 1:

●	restates Part II, Item 9B. (Other Information), of the Original Form 10-K to update the prior XBRL tagging;

●	restates Part III, Item 10 (Directors, Executive Officers and Corporate Governance), of the Original Form 10-K to include the required XBRL tagging; and

●

files new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K.

1

PART II

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)

No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

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

