Form 10-Q
period 2025-03-31
PEDEVCO CORP
filed 2025-05-15
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

At May 14, 2025, there were 91,339,385 shares of the Registrant’s common stock outstanding.

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
•

general economic conditions in the United States and around the world, including the effect of regional or global health pandemics (such as, for example, the 2019 coronavirus (“COVID-19”)), recent changes in inflation and interest rates, tariffs and trade wars, and risks of recessions, including as a result thereof;

•	competition in the oil and natural gas industry;
•	effectiveness of our risk management activities;
•	environmental liabilities;
•	counterparty credit risk;
•	developments in oil-producing and natural gas-producing countries;
•

political conditions in or affecting oil, natural gas liquids (NGLs) and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022 and the current war in Israel, which conflicts are ongoing;

•	our future operating results;
•	future acquisition transactions;
•	our estimated future reserves and the present value of such reserves; and
•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2025	December 31,
	(Unaudited)	2024
Assets
Current assets:
Cash and cash equivalents	$10,413	$4,010
Note receivable, current	498	293
Accounts receivable – oil and gas	11,848	7,995
Prepaid expenses and other current assets	836	917
Total current assets	23,595	13,215

Oil and gas properties:
Oil and gas properties, subject to amortization, net	93,556	95,070
Oil and gas properties, not subject to amortization, net	11,421	8,442
Total oil and gas properties, net	104,977	103,512

Note receivable	769	933
Operating lease – right-of-use asset	200	224
Deferred income taxes	12,675	12,751
Other assets	3,359	3,210
Total assets	$145,575	$133,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,526	$2,625
Accrued expenses	9,176	2,255
Revenue payable	3,432	1,266
Operating lease liabilities – current	101	99
Asset retirement obligations – current	674	663
Total current liabilities	16,909	6,908

Long-term liabilities:
Operating lease liabilities, net of current portion	102	129
Asset retirement obligations, net of current portion	6,849	5,708
Total liabilities	23,860	12,745

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 91,339,385 and 89,355,267 shares issued and outstanding, respectively	91	89
Additional paid-in capital	227,486	227,013
Accumulated deficit	(105,862)	(106,002)
Total shareholders’ equity	121,715	121,100
Total liabilities and shareholders’ equity	$145,575	$133,845

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Oil and gas sales	$8,736	$8,116

Operating expenses:
Lease operating costs	3,412	2,531
Selling, general and administrative expense	1,596	1,495
Depreciation, depletion, amortization and accretion	3,346	3,485
Impairment of oil and gas properties	232	-
Total operating expenses	8,586	7,511

Gain on sale of fixed asset	-	12

Operating income	150	617

Other income:
Interest income	64	149
Other income	2	7
Total other income	66	156
Income before income taxes	216	773
Income tax expense	76	-

Net income	$140	$773

Earnings per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average number of common shares outstanding:
Basic	90,868,110	88,753,838
Diluted	90,868,110	88,753,838

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$140	$773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	3,346	3,485
Impairment of oil and gas properties	232	-
Amortization of right-of-use asset	28	28
Share-based compensation expense	475	475
Gain on sale of fixed asset	-	(12)
Deferred income tax benefit	76	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(3,853)	(945)
Note receivable accrued interest	(41)	(27)
Prepaid expenses and other current assets	81	64
Accounts payable	(3,154)	(62)
Accrued expenses	6,432	(6,621)
Revenue payable	2,166	(1,453)
Net cash provided by (used in) operating activities	5,928	(4,295)

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(1,403)	(883)
Cash received for sale of oil and gas property	2,028	-
Cash received for sale of vehicle	-	12
Cash paid for vehicle	-	(55)
Net cash provided by (used in) investing activities	625	(926)

Net increase (decrease) in cash and restricted cash	6,553	(5,221)
Cash, cash equivalents and restricted cash at beginning of period	6,607	20,715
Cash, cash equivalents and restricted cash at end of period	$13,160	$15,494

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$4,277	$4,709
Changes in estimates of asset retirement costs, net	$1,085	$102
Issuance of restricted common stock	$2	$2

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2024	89,495,267	$89	$227,013	$(106,002)	$121,100
Issuance of restricted common stock	1,844,118	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	140	140
Balances at March 31, 2025	91,339,385	$91	$227,486	$(105,862)	$121,715

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2023	87,250,267	$87	$225,156	$(126,477)	$98,766
Issuance of restricted common stock	2,105,000	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	773	773
Balances at March 31, 2024	89,355,267	$89	$225,629	$(125,704)	$100,014

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “2024 Annual Report”), have been omitted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2024 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company does not expect the standard to have a material effect on its consolidated financial statements and has begun evaluating disclosure presentation alternatives.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Oil sales	$7,074	$7,454
Natural gas sales	842	333
Natural gas liquids sales	820	329
Total revenue from customers	$8,736	$8,116

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2025.

NOTE 5 – CASH AND CASH EQUIVALENTS

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Cash	$10,413	$4,010
Restricted cash included in other assets*	2,747	2,597
Total cash and cash equivalents and restricted cash	$13,160	$6,607

* Increase in restricted cash is related to additional collateral under for a surety bond required by the Colorado Bureau of Land Management with respect to the Company’s Colorado operations.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Disposals	Transfers	Balance at March 31, 2025
Oil and gas properties, subject to amortization	$210,039	$442	$(2,028)	$-	$208,453
Oil and gas properties, not subject to amortization	8,442	5,238	-	-	13,680
Asset retirement costs	4,326	1,085	-	-	5,411
Accumulated depreciation, depletion and impairment	(119,295)	(3,272)	-	-	(122,567)
Total oil and gas assets	$103,512	$3,493	$(2,028)	$-	$104,977

For the three-month period ended March 31, 2025, the Company incurred $5,680,000 of capital costs primarily related to the Company’s completion operations with respect to four operated wells recently drilled and currently being completed with a third-party in the Permian Basin.

Additionally, for the three-month period ended March 31, 2025, the Company recorded an impairment of oil and gas properties of $232,000 related to undeveloped leases representing 232 net acres in the D-J Basin that it allowed to expire or currently have no plans to drill prior to expiration.

In February 2025, the Company entered into a joint development agreement with a private equity-backed D-J Basin E&P Company (“Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber drilling and spacing units (DSUs) located in Weld County, Colorado, with the Operator paying to the Company $1.7 million, the Company agreeing to amend the Company’s existing Roth and Amber DSUs to increase each to 1,600 acres and transferring operatorship of the DSUs to the Operator, and the parties agreeing to jointly participate in the development of the Roth and Amber DSUs.

In February 2025, the Company recognized $0.3 million in disposition expense related to the sale of certain capitalized equipment to a third-party in the D-J Basin.

During the three months ended March 31, 2025, the Company acquired approximately 135 net lease acres, in and around its existing footprint in the D-J Basin, through multiple transactions with total acquisition costs of $65,000.

The depletion recorded for production on proved properties for the three months ended March 31, 2025 and 2024 amounted to $3,040,000 and $3,165,000, respectively.

NOTE 7 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR Operating Company (“EOR”) to Tilloo Exploration and Production LLC (“Tilloo”), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10% per annum, with no payments due until January 8, 2025, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity. The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. As of March 31, 2025, the Company recognized $498,000 of the Note in Current Assets, with the remaining balance of $769,000 (including $145,000 of accrued interest) in Other Assets on the Company’s balance sheet.

Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025, and has not made any other monthly payments due to date. The Company issued a notice of default under the Note to Tilloo in mid-January 2025, and the Company intends to pursue all available avenues and remedies, including potential foreclosure under the security agreement and mortgages securing the secured obligation, to resolve these matters. Tilloo may not timely pay the Note when due, if at all. However, as the Tilloo Note is fully-secured, the Company believes that should it pursue foreclosure under the security agreement and mortgages, that it would ultimately be made whole, so no reserve allowance is required as of March 31, 2025.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2025
Balance at the beginning of the period (1)	$6,371
Accretion expense	293
Liabilities settled	(226)
Changes in estimates, net	1,085
Balance at end of period (2)	$7,523

(1)	Includes $663,000 of current asset retirement obligations at December 31, 2024.

(2)	Includes $674,000 of current asset retirement obligations at March 31, 2025.

In New Mexico, the Company, through its New Mexico operating subsidiary Ridgeway Arizona Oil Corp. (“RAZO”), has entered into a Stipulated Final Order (“SFO”) with Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO.  The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During the three months ended March 31, 2025, the Company reimbursed the OCD $53,000 and incurred an additional $173,000 in plugging and abandoning costs related to the SFO.

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

In December 2022, the Company entered into a lease agreement for approximately 5,200 square feet of office space in Houston, Texas, that commenced on September 1, 2023, which expires on February 28, 2027. The base monthly rent was approximately $9,200 for the first 18 months (through March 2025) and increased to approximately $9,500 for each month thereafter. The Company paid both a security deposit and prepaid rent for $14,700, respectively.

Supplemental cash flow information related to the Company’s operating office sublease is included in the table below (in thousands):

Three Months Ended
March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$28

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

March 31, 2025
Operating lease – right-of-use asset	$200

Operating lease liabilities - current	$101
Operating lease liabilities - long-term	102
Total lease liability	$203

The weighted-average remaining lease term for the Company’s operating lease is 1.9 years as of March 31, 2025, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2025	$84
2026	115
2027	19
Thereafter	-
Total lease payments	218
Less imputed interest	(15)
Total lease liability	$203

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin, 776 net acres expire during the remainder of 2025, and 4,821 net acres expire within the next two-year period (net to our direct ownership interest only). In the Permian Basin, no net acres are due to expire during the remainder of 2025 and no net acres expire within the next two-year period (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

Milnesand Sale Dispute and Tilloo Note Default

On November 4, 2024 the Company received correspondence from legal counsel to Tilloo Exploration & Production, LLC seeking to recover damages which Tilloo is alleging were caused by alleged intentional misrepresentations made by principals of the Company to principals of Tilloo in connection with Tilloo’s acquisition of the Milnesand and Sawyer fields in New Mexico from the Company for aggregate consideration of $1,122,436 effective August 1, 2023 (the “Milnesand Sale”), which consideration was paid to the Company by Tilloo via a five-year secured promissory note with 10% annual interest and no payments due until January 8, 2025 (the “Tilloo Note”).  The Company does not believe any misrepresentations were made by the Company or its principals in the Milnesand Sale and that the claims will fail as a matter of law. The Company has not received any correspondence from Tilloo regarding the allegations made in the November 4, 2024 correspondence subsequent to receipt of the same from Tilloo, and Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025.  The Company issued a notice of default under the Tilloo Note to Tilloo in mid-January 2025, and the Company intends to pursue all available avenues and remedies to resolve these matters.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2025, the Company granted an aggregate of 1,844,118 restricted stock awards to various employees of the Company (see Note 11 below).

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

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2025, was $419,000. The remaining unamortized stock-based compensation expense at March 31, 2025 related to restricted stock was $1,956,000.

Options

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

During the three months ended March 31, 2025, the Company recognized stock option expense of $56,000. The remaining amount of unamortized stock options expense at March 31, 2025 was $266,000.

The intrinsic value of outstanding and exercisable options at March 31, 2025 was $3,500.

Option activity during the three months ended March 31, 2025, was:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2024	1,835,667	$1.12	2.4
Granted	464,000	$0.85
Expired/Canceled	(215,667)	$1.68
Outstanding at March 31, 2025	2,084,000	$1.00	3.0
Exercisable at March 31, 2025	1,156,666	$1.14	2.1

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

The calculation of earnings per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

Numerator:	March 31, 2025	March 31, 2024
Net income	$140	$773

Effect of common stock equivalents	-	-
Net income adjusted for common stock equivalents	$140	$773

Denominator:
Weighted average common shares – basic	90,868,110	88,753,838

Dilutive effect of common stock equivalents:
Options	-	-

Denominator:
Weighted average common shares – diluted	90,868,110	88,753,838

Earnings per common share – basic	$0.00	$0.01

Earnings per common share – diluted	$0.00	$0.01

For the three months ended March 31, 2025, and 2024, share equivalents related to options to purchase 2,294,000 and 2,092,334 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company’s effective tax rate was approximately 34.9% and 0.0% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to state income taxes and other tax adjustments recorded in the current period as compared to the impact of the full valuation allowance recorded in the previous period. As a result, the Company recognized income tax expense of $76,000 for the period ended March 31, 2025.

NOTE 14 — SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the Chief Operating Decision Maker (“CODM”) for the purpose of making key operating decisions, allocating resources, and assessing operating performance. The Company operates in one reportable operating segment, oil and natural gas development, exploration and production. The Company’s oil and gas properties are managed as a whole rather than through discrete operating segments. Financial and operational information is tracked by geographic area; however, financial performance is assessed as a single enterprise and not on a geographic basis. Allocation of resources is made on a project basis across the Company’s entire portfolio without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s President and Chief Executive Officer is its CODM.

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

NOTE 15 – SUBSEQUENT EVENTS

On April 3, 2025, the Company sold all of its operated production in Weld County, Colorado to a private buyer for an adjusted price of $606,000.  The sale included wellbore and surface equipment only for the Company’s 17 operated wells in its D-J Basin Asset, with the Company retaining ownership in all its existing leasehold. The effective date of the sale is January 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 5 of our Annual Report on Form 10‑K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2025 means the year ended December 31, 2025, whereas fiscal 2024 means the year ended December 31, 2024.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2025, above.

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

•

Results of Operations and Financial Condition. An analysis of our financial results comparing the three-month periods ended March 31, 2025, and 2024, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied.  In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming.  As of March 31, 2025, we held approximately 14,105 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of March 31, 2025, we held approximately 18,572 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of March 31, 2025, we held interests in 35 gross (33.5 net) wells in our Permian Basin Asset, of which 28 gross (26.5 net) wells were active producers, five gross (five net) wells were inactive, and two gross (two net) wells were active salt water disposal wells (“SWD’s”), all of which were held by PEDCO and operated by RAZO, and interests in 82 gross (21.9 net) wells in our D-J Basin Asset held by PRH, all of which 17 gross (15.4 net) wells were operated by Red Hawk and then-producing, 48 gross (6.5 net) wells were non-operated, and 17 wells had an after-payout interest.  On April 3, 2025, and effective January 1, 2025, in order to reduce plugging and abandonment liabilities and recurring operational expenses, the Company sold all of its legacy 17 gross (15.4 net) operated wells in its D-J Basin Asset, with the Company retaining ownership in all its existing leasehold, which legacy wells no longer provided meaningful oil and gas production to the Company.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin.  Our  net capital expenditures for 2025 are estimated at the time of this filing to range between $27 million to $33 million. This estimate includes a range of $24.5 million to $30.5 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $5.7 million through March 31, 2025) and approximately $2.5 million in estimated capital expenditures for electronic submersible pump (ESP) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses (of which we have incurred approximately $0.3 million through March 31, 2025) . We anticipate that approximately 70% to 75% of our expected capital expenditures for 2025 will be allocated to development in the D-J Basin under our February 2025 joint development agreement entered into with a large private equity-backed D-J Basin operator and our Participation Agreement and Area of Mutual Interest (“AMI”) entered into in August 2024 with a private operator, each discussed below.  These estimates do not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon G., Kukes, our former CEO and recently appointed Executive Chairman of the Company's Board of Directors, which funding Dr. Kukes is under no obligation to provide, (iv) public or private debt or equity financings, including up to $8.0 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”)(discussed in greater detail below under “Liquidity and Capital Resources—Financing” (under which we have sold no shares to date), and (v) funding through credit or loan facilities, including under the Company’s reserve-based lending facility (“RBL”) with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $20 million and an aggregate maximum revolving credit amount of $250 million (of which none has been drawn down by the Company to date), as discussed in greater detail below under “Liquidity and Capital Resources”. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2025.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month periods ended March 31, 2025, and 2024, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended March 31, 2025, vs. Three Months Ended March 31, 2024

We reported net income for the three-month period ended March 31, 2025, of $0.1 million, or $0.00 per common share, compared to net income for the three-month period ended March 31, 2024 of $0.8 million or $0.01 per share. The decrease in net income of $0.7 million, when comparing the current period to the prior year’s period, was primarily due to a $1.1 million increase in total operating expense (which includes an impairment of oil and gas properties of $0.2 million), offset by an increase of revenues of $0.6 million and other income (each discussed in more detail below) combined with income tax expense of $76,000 (see Note 13 – Income Taxes, in the notes to the consolidated financial statements above under “Part I – Financial Information—Item 1. Financial Statements”).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	102,699	100,903	1,796	2%
Natural Gas (Mcf)	166,733	131,939	34,794	26%
NGL (Bbls)	23,143	11,557	11,586	100%
Total (Boe) (1)	153,631	134,450	19,181	14%

Crude Oil (Bbls per day)	1,141	1,109	32	3%
Natural Gas (Mcf per day)	1,853	1,450	403	28%
NGL (Bbls per day)	257	127	130	102%
Total (Boe per day) (1)	1,707	1,478	229	15%

Average Sale Price:
Crude Oil ($/Bbl)	$68.88	$73.87	$(4.99)	(7%)
Natural Gas ($/Mcf)	5.05	2.52	2.53	100%
NGL ($/Bbl)	35.43	28.48	6.95	24%

Net Operating Revenues (in thousands):
Crude Oil	$7,074	$7,454	$(380)	(5%)
Natural Gas	842	333	509	153%
NGL	820	329	491	149%
Total Revenues	$8,736	$8,116	$620	8%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended March 31, 2025, increased $0.6 million or 8%, for the same period a year ago due to a favorable volume variance of $0.7 million, offset by an unfavorable price variance of $0.1 million over the period. The increase in overall production volume is primarily related to our participating in six non-operated wells in the D-J Basin which production began in the latter part of Q3 2024 and another five non-operated wells in the D-J Basin  which production began in late Q4 2024.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,925	$1,336	$589	44%
Workovers	262	400	(138)	(35%)
Other*	1,225	795	430	54%
Total Lease Operating Expenses	$3,412	$2,531	$881	35%

Depreciation, Depletion,
Amortization and Accretion	$3,346	$3,485	$(139)	(4%)
Impairment of Oil and Gas Properties	$232	$-	$232	5%

General and Administrative (Cash)	$1,121	$1,020	$101	10%
Share-Based Compensation (Non-Cash)	475	475	-	-%
Total General and Administrative Expense	$1,596	$1,495	$101	7%

Interest Income	$64	$149	$(85)	(57%)
Other Income	$2	$7	$(5)	(71%)
Gain on Sale of Fixed Asset	$-	$12	$(12)	(100%)

*Includes severance, ad valorem taxes and marketing costs.

Lease Operating Expenses. The increase of $0.9 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume resulting from the increased number of wells and increased oil production during the current year’s period, compared to the prior year’s period, due to our participation in new non-operated wells in the D-J Basin, as well as production from our completed wells in 2024.

Depreciation, Depletion, Amortization and Accretion. The $0.1 million decrease was primarily the result of an increase in our 2025 depletable reserve base relative to the production increase noted above.

Impairment of Oil and Gas Properties. The Company recorded an impairment of oil and gas properties of $0.2 million related to undeveloped leases representing 232 net acres in the D-J Basin that it allowed to expire or currently have no plans to drill prior to expiration, in the current period.  There was no impairment in the prior period.

General and Administrative Expenses (excluding share-based compensation). The $0.1 million increase was primarily the result of additional payroll and professional fees.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, remained unchanged when comparing periods.  Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts and interest on our note receivable, nominally decreased due to additional cash usage for our operations in the current period compared to the prior period. There was a nominal amount and decrease in other income when comparing periods.

Gain on Sale of Fixed Asset. Relates to the sale of a vehicle and the subsequent purchase of a replacement vehicle in the prior period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended March 31, 2025 were from $8.7 million in sales of crude oil, natural gas and NGLs. The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At March 31, 2025, the Company’s total current assets of $23.6 million exceeded its total current liabilities of $16.9 million, resulting in a working capital surplus of $6.7 million, while at December 31, 2024, the Company’s total current assets of $13.2 million exceeded its total current liabilities of $6.9 million, resulting in a working capital surplus of $6.3 million. The $0.4 million increase in our working capital surplus is primarily related to a proportional increase in production and sales, offset by a proportional increase in payables related to our current capital drilling program, when comparing the current period to the prior period (described above).

Financing

The Company has $8.0 million of availability under a December 20, 2024, Sales Agreement (the “Sales Agreement”), entered into with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (“AGP”, and collectively with the Lead Agent, the “Agents”), pursuant to which the Company may sell securities from time to time in an “at the market offering” (the “ATM Offering”).  The Company will pay the Lead Agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement.  The Company also agreed to reimburse the Agents for their reasonable and documented out-of-pocket expenses in an amount not to exceed $75,000, in connection with entering into the Sales Agreement and for the Agents’ reasonable and documented out-of-pocket expenses related to quarterly maintenance of the Sales Agreement on a quarterly basis in an amount not to exceed $5,000. The Company has not sold any securities under the ATM Offering as of the date of this report.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remaining portion of our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our reserve-based lending facility with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $20 million and an aggregate maximum revolving credit amount of $250 million (of which none has been drawn down by the Company to date), as discussed below, (iv) equity infusions or loans (which may be convertible) made available from Dr. Simon G. Kukes, our former CEO and recently appointed Executive Chairman of the Company's Board of Directors, which funding Dr. Kukes is under no obligation to provide, (v) public or private debt or equity financings, pursuant to the ATM Offering noted above, and (vi) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2025.

On September 11, 2024, the Company entered into a new $250 million reserve-based lending facility (the “Facility”) with Citibank, N.A., as administrative agent, and the lenders (including Citibank, N.A.) from time to time a party thereto. The Facility has a maturity of four years and provides for an initial borrowing base of $20.0 million and an aggregate maximum revolving credit amount of $250 million. The Company has not drawn down any borrowings under the Facility as of the date of this report. The RBL includes customary representations and warranties, and affirmative and negative covenants of the Company for a facility of that size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the lenders, subject to certain exceptions, and requiring the Company to have a net leverage ratio (the ratio of (a) total net debt to (b) EBITDAX) of no less than 1.0 to 1.0 and a current ratio (the ratio of (i) consolidated current assets to (ii) consolidated current liabilities) of no less than 1.0 to 1.0. EBITDAX is defined as Earnings Before Interest, Taxes, Depreciation (or Depletion), Amortization, and Exploration Expense. Amounts, if any, that we borrow under the RBL, are due on September 11, 2028.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) by operating activities	$5,928	$(4,295)
Cash flows provided by (used in) investing activities	625	(926)
Cash flows provided by financing activities	-	-
Net increase (decrease) in cash and restricted cash	$6,553	$(5,221)

Cash flows provided by operating activities. Net cash used in operating activities increased by $10.2 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net income of $0.6 million, coupled with a $0.1 million decrease in depreciation, depletion and amortization, offset by a $0.2 million impairment of oil and gas properties, and a $10.7 million net increase to our other components of working capital (predominantly from our drilling and completion activities).

Cash flows provided by (used in) investing activities. Net cash provided by investing activities increased by $1.6 million for the current year’s period, when compared to the prior year’s period, primarily due to cash received from the sale of oil and gas properties, offset by increased cash outlays from our capital spending relating to our drilling and completion activities.

Cash flows financing activities. There were no cash flow financing activities in the current or prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, impairment of oil and gas properties and gain on sale of fixed assets.  Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$140	$773
Add (deduct)
Income tax expense	76	-
Depreciation, depletion, amortization and accretion	3,346	3,485
EBITDA	3,562	4,258
Add (deduct)
Share-based compensation	475	475
Impairment of oil and gas properties	232	-
Gain on sale of fixed asset	-	(12)
Adjusted EBITDA	$4,269	$4,721

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company does not expect the standard to have a material effect on its consolidated financial statements and has begun evaluating disclosure presentation alternatives.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of March 31, 2025, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management's conclusion was the result of the material weaknesses identified during the preparation of the Company's year-end financial statements and reported in Item 9A of the Form 10-K for the year ended December 31, 2024 that have not yet been remediated as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 31, 2024 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, and investors are encouraged to review such risk factors in the Annual Report, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2025, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

PEDEVCO Corp.

May 15, 2025	By:	/s/ J. Douglas Schick
J. Douglas Schick
President and Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 15, 2025	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

