Form 10-Q
period 2025-06-30
PEDEVCO CORP
filed 2025-08-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ____

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

At August 13, 2025, there were 91,979,352 shares of the Registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

Assets	June 30, 2025 (Unaudited)	December 31, 2024
Current assets:
Cash and cash equivalents	$8,467	$4,010
Note receivable, current	-	293
Accounts receivable – oil and gas	8,556	7,995
Prepaid expenses and other current assets	568	917
Total current assets	17,591	13,215

Oil and gas properties:
Oil and gas properties, subject to amortization, net	96,194	95,070
Oil and gas properties, not subject to amortization	6,223	8,442
Total oil and gas properties, net	102,417	103,512

Note receivable	-	933
Operating lease – right-of-use asset	299	224
Deferred income taxes	13,165	12,751
Other assets	3,346	3,210
Total assets	$136,818	$133,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,782	$2,625
Accrued expenses	1,561	2,255
Revenue payable	2,467	1,266
Operating lease liabilities – current	174	99
Asset retirement obligations – current	580	663
Total current liabilities	10,564	6,908

Long-term liabilities:
Operating lease liabilities, net of current portion	125	129
Asset retirement obligations, net of current portion	5,477	5,708
Total liabilities	16,166	12,745

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 91,829,352 and 89,355,267 shares issued and outstanding, respectively	92	89
Additional paid-in capital	228,098	227,013
Accumulated deficit	(107,538)	(106,002)
Total shareholders’ equity	120,652	121,100
Total liabilities and shareholders’ equity	$136,818	$133,845

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Oil and gas sales	$6,972	$11,811	$15,708	$19,927

Operating expenses:
Lease operating costs	2,799	3,548	6,211	6,079
Selling, general and administrative expense	1,693	1,383	3,289	2,878
Impairment of oil and gas properties	510	-	742	-
Depreciation, depletion, amortization and accretion	3,857	4,242	7,203	7,727
Total operating expenses	8,859	9,173	17,445	16,684

Gain on sale of oil and gas properties	1,021	-	1,021	-
Note receivable - credit loss	(1,378)	-	(1,378)	-

Operating income (expense)	(2,244)	2,638	(2,094)	3,243

Other income (expense), net:
Interest income	63	93	127	242
Gain on sale of fixed asset	-	-	-	12
Other income (expense)	15	(50)	17	(43)
Total other income	78	43	144	211
Income (loss) before income taxes	(2,166)	2,681	(1,950)	3,454
Income tax benefit	490	-	414	-

Net (loss) income	$(1,676)	$2,681	$(1,536)	$3,454

Income (loss) per common share:
Basic	$(0.02)	$0.03	$(0.02)	$0.04
Diluted	$(0.02)	$0.03	$(0.02)	$0.04

Weighted average number of common shares outstanding:
Basic	91,403,552	89,326,805	91,137,310	89,040,322
Diluted	91,403,552	89,326,805	91,137,310	89,040,322

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(1,536)	$3,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	7,203	7,727
Impairment of oil and gas properties	742	-
Note receivable-credit loss	1,378	-
Amortization of right-of-use asset	75	55
Share-based compensation expense	949	937
Disposition of escrow cash account	-	(50)
Deferred income taxes	(414)	-
Gain on sale of oil and gas properties, net	(1,021)	-
Gain on disposal of fixed asset	-	(12)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(672)	(2,837)
Note receivable accrued interest	(41)	(53)
Prepaid expenses and other current assets	349	125
Accounts payable	(2,224)	(359)
Accrued expenses	(481)	(6,613)
Revenue payable	1,201	(2,079)
Net cash provided by operating activities	5,508	295

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(3,675)	(12,290)
Cash received for sale of oil and gas properties	2,635	-
Cash received for sale of vehicle	-	12
Cash paid for vehicle	-	(55)
Net cash used in investing activities	(1,040)	(12,333)

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	139	-
Net cash provided by investing activities	139	-

Net increase (decrease) in cash and restricted cash	4,607	(12,038)
Cash and restricted cash at beginning of period	6,607	20,715
Cash and restricted cash at end of period	$11,214	$8,677

Supplemental Disclosure of Cash Flow Information
Noncash investing and financing activities:
Change in accrued oil and gas development costs	$(4,780)	$5,067
Changes in estimates of asset retirement costs, net	$119	$145
Issuance of restricted common stock	$3	$2

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2024	89,495,267	$89	$227,013	$(106,002)	$121,100
Issuance of restricted common stock	1,844,118	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	140	140
Balances at March 31, 2025	91,339,385	$91	$227,486	$(105,862)	$121,715
Issuance of common stock for cash proceeds, net	489,967	1	138	-	139
Share-based compensation	-	-	474	-	474
Net loss	-	-	-	(1,676)	(1,676)
Balances at June 30, 2025	91,829,352	$92	$228,098	$(107,538)	$120,652

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2023	87,250,267	$87	$225,156	$(126,477)	$98,766
Issuance of restricted common stock	2,105,000	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	773	773
Balances at March 31, 2024	89,355,267	89	225,629	(125,704)	100,014
Rescinded restricted common stock	(70,000)	-	-	-	-
Share-based compensation	-	-	462	-	462
Net income	-	-	-	2,681	2,681
Balances at June 30, 2024	89,285,267	$89	$226,091	$(123,023)	$103,157

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited consolidated financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “2024 Annual Report”), have been omitted.

The Company’s consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries in which the Company has a controlling financial interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company’s future financial condition and liquidity will be impacted by, among other factors, the success of our drilling program, the number of commercially viable oil and natural gas discoveries made and the quantities of oil and natural gas discovered, the speed with which we can bring such discoveries to production, the actual cost of exploration, appraisal and development of our prospects, and the prevailing prices and demand for oil and natural gas.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil sales	$6,180	$10,952	$13,254	$18,406
Natural gas sales	323	290	1,165	623
Natural gas liquids sales	469	569	1,289	898
Total oil and gas sales	$6,972	$11,811	$15,708	$19,927

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2025.

NOTE 5 – CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash	$8,467	$4,010
Restricted cash included in other assets*	2,747	2,597
Total cash and restricted cash	$11,214	$6,607

 * Increase in restricted cash is related to additional collateral for a surety bond required by the Colorado Bureau of Land Management with respect to the Company’s Colorado operations.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2025 (in thousands):

	December 31, 2024*	Additions	Disposals	Transfers	June 30, 2025
Oil and gas properties, subject to amortization	$210,039	$2,344	$-	$5,561	$217,944
Oil and gas properties, not subject to amortization	14,738	6,111	(2,028)	(5,561)	13,260
Asset retirement costs	4,326	119	(91)	-	4,354
Accumulated depreciation and depletion	(81,015)	(6,808)	-	-	(87,823)
Accumulated impairment	(44,576)	(742)	-	-	(45,318)
Total oil and gas properties, net	$103,512	$1,024	$(2,119)	$-	$102,417

*Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation, which had no effect on the previously reported total assets, total liabilities, total shareholders’ equity, results of operations or cash flows.

For the six-month period ended June 30, 2025, the Company incurred $8,455,000 of capital costs primarily related to the Company’s completion operations with respect to four operated wells recently drilled and completed with a third-party in the Permian Basin.

Additionally, for the six-month period ended June 30, 2025, the Company recorded an impairment of oil and gas properties of $742,000 related to undeveloped leases representing 1,007 net acres in the D-J Basin that it allowed to expire or had no plans to drill prior to expiration.

In February 2025, the Company entered into a joint development agreement with a private equity-backed D-J Basin E&P Company (“Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber drilling and spacing units (“DSUs”) located in Weld County, Colorado. The Operator paid to the Company $1.7 million, and the Company agreed to amend the Company’s existing Roth and Amber DSUs to increase each to 1,600 acres and transfer operatorship of the DSUs to the Operator.

In February 2025, the Company recognized $0.3 million in disposition expense related to the sale of certain capitalized equipment to a third-party in the D-J Basin.

In April 2025, the Company sold all of its operated production in Weld County, Colorado to a private buyer for an adjusted price of $606,000. The sale included wellbore and surface equipment only for the Company’s 17 operated wells in its D-J Basin Asset, with the Company retaining ownership in all its existing leasehold. The effective date of the sale is January 1, 2025. As a result, the Company recorded a gain on sale of oil and gas properties of $1,021,000 in its consolidated statements of operations for the three and six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company also acquired approximately 63 net mineral acres and 224 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $79,000 and $134,000, respectively.

Depletion expense recorded for production on proved properties for the three and six months ended June 30, 2025 and 2024, amounted to $2,766,000, compared to $4,042,000, and $6,808,000, compared to $7,207,000, respectively.

NOTE 7 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our then wholly-owned subsidiary EOR Operating Company (“EOR”) to Tilloo Exploration and Production LLC (“Tilloo”), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10% per annum, with no payments due until January 8, 2025, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity. The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo.

Tilloo failed to make its initial installment payment on January 8, 2025, and has not made any subsequent payments as of June 30, 2025. The Company issued a notice of default under the Note to Tilloo in mid-January 2025, and sought to work with Tilloo into April 2025 in an effort to either restructure the Note or arrange for the sale of the assets securing the same to an unaffiliated third-party buyer, with proceeds of such sale to be applied toward repayment of the Note.  However, as the Company’s efforts to work with Tilloo were unsuccessful through April 2025, and due to Tilloo’s sustained default and a determination by the Company that the prospect of recovery is remote, the Company has fully written off the outstanding balance of the Note as of June 30, 2025. Accordingly, a $1,267,000 bad debt expense has been recognized in the consolidated statements of operations for the three and six months ended June 30, 2025. However, the Company continues to consider avenues and remedies available to collect on all amounts due and owing to the Company from Tilloo. Additionally, the Company has fully written off post-closing adjustments receivable due from Tilloo related to the sale of EOR in the amount of $111,000. These write-offs reflect the Company's decision that the carrying value of the Note and post-closing adjustments receivable are no longer recoverable. Taken together, the Company recognized a total of $1,378,000 in bad note receivable - credit loss in the consolidated statements of operations for the three and six months ended June 30, 2025.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Six Months Ended June 30, 2025
Balance at the beginning of the period (1)	$6,371
Accretion expense	369
Liabilities settled	(297)
Disposition of liabilities	(505)
Changes in estimates, net	119
Balance at end of period (2)	$6,057

(1)	Includes $663,000 of current asset retirement obligations at December 31, 2024.

(2)	Includes $580,000 of current asset retirement obligations at June 30, 2025.

In New Mexico, the Company, through its New Mexico operating subsidiary Ridgeway Arizona Oil Corp. (“RAZO”), has entered into a Stipulated Final Order (“SFO”) with Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During the six months ended June 30, 2025, the Company reimbursed the OCD $297,000 in plugging and abandoning costs related to the SFO.

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

In December 2022, the Company entered into a lease agreement for approximately 5,200 square feet of office space in Houston, Texas, that commenced on September 1, 2023, which expires on February 28, 2027. The remaining monthly payments are approximately $15,800 through February 2026 and increase to approximately $16,000 through the end of the lease. The Company paid a security deposit of $14,700.

Supplemental cash flow information related to the Company’s operating office lease is included in the table below (in thousands):

Six Months Ended
June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities	$75

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

June 30, 2025
Operating lease – right-of-use asset	$299

Operating lease liabilities - current	$174
Operating lease liabilities - long-term	125
Total lease liability	$299

The weighted-average remaining lease term for the Company’s operating lease is 1.7 years as of June 30, 2025, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2025	$95
2026	191
Thereafter	32
Total lease payments	318
Less imputed interest	(19)
Total lease liability	$299

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercise options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin, 129 net acres expire during the remainder of 2025, and 5,371 net acres expire within the next two-year period (net to our direct ownership interest only). In the Permian Basin, no net acres are due to expire during the remainder of 2025, and no net acres expire within the next two-year period (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

Milnesand Sale Dispute and Tilloo Note Default

On November 4, 2024, the Company received correspondence from legal counsel to Tilloo Exploration & Production, LLC seeking to recover damages which Tilloo is alleging were caused by alleged intentional misrepresentations made by principals of the Company to principals of Tilloo in connection with Tilloo’s acquisition of the Milnesand and Sawyer fields in New Mexico from the Company for aggregate consideration of $1,122,436 effective August 1, 2023 (the “Milnesand Sale”), which consideration was paid to the Company by Tilloo via a five-year secured promissory note with 10% annual interest and no payments due until January 8, 2025 (the “Tilloo Note”). The Company does not believe any misrepresentations were made by the Company or its principals in the Milnesand Sale and that the claims will fail as a matter of law. The Company has not received any correspondence from Tilloo regarding the allegations made in November 4, 2024 correspondence subsequent to receipt of the same from Tilloo, and Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025. The Company issued a notice of default under the Tilloo Note to Tilloo in mid-January 2025, and the Company continues to consider avenues and remedies available to collect on all amounts due and owing to the Company from Tilloo.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30 2025, the Company granted an aggregate of 2,105,000 restricted stock awards to various employees of the Company.

During the month of June 2025, the Company sold an aggregate of 489,967 shares of common stock in five separate sales at sales prices ranging between $0.716 to $0.801 per share via an ongoing “at the market offering” (the “ATM Offering”) for net proceeds of $354,000, which includes $11,000 in commission fees. The Company also incurred $214,000 in initial and subsequent legal and audit-related fees and expenses incurred in connection with the registration and placement of the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain December 20, 2024, Sales Agreement (the “Sales Agreement”) entered into with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (“AGP”, and collectively with the Lead Agent, the “Agents”), pursuant to which the Company may sell securities from time to time in an “at the market offering” (the “ATM Offering”). The Company will pay the Lead Agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement. The Company also agreed to reimburse the Agents for their reasonable and documented out-of-pocket expenses in an amount not to exceed $75,000, in connection with entering into the Sales Agreement and for the Agents’ reasonable and documented out-of-pocket expenses related to quarterly maintenance of the Sales Agreement on a quarterly basis in an amount not to exceed $5,000.

NOTE 11 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On January 23, 2025, restricted stock awards were granted to officers and employees of the Company for an aggregate of 1,844,118 shares of the Company’s restricted common stock under the Company’s 2021 Plan. The grant for the 1,844,118 shares of restricted common stock vest as follows: 33.3% vesting on the 10-month anniversary of the vesting commencement date, 33.3% vesting on the 22-month anniversary date of the vesting commencement and 33.4% vesting on the 34-month anniversary date of the vesting, contingent upon the recipient’s continued service with the Company. These shares have a total fair value of $1,568,000 based on the market price on the grant date.

Stock-based compensation expense recorded relating to the vesting of restricted stock for the three and six months ended June 30, 2025 and 2024, was $419,000 and $394,000 and $838,000 and $795,000, respectively. The remaining unamortized stock-based compensation expense at June 30, 2025 related to restricted stock was $1,537,000.

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

During the three and six months ended June 30, 2025 and 2024, the Company recognized stock option expense of $55,000 and $68,000 and $111,000 and $142,000, respectively. The remaining amount of unamortized stock options expense at June 30, 2025 was $210,000.

The intrinsic value of outstanding and exercisable options at June 30, 2025 was $-0-.

Option activity during the six months ended June 30, 2025, was:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2024	1,835,667	$1.12	2.4
Granted	464,000	$0.85
Expired/Canceled	(215,667)	$1.68
Outstanding at June 30, 2025	2,084,000	$1.00	2.8
Exercisable at June 30, 2025	1,156,666	$1.14	1.8

NOTE 12 – EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income (loss) per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

The calculation of earnings (loss) per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(1,676)	$2,681	$(1,536)	$3,454

Denominator:
Weighted average common shares – basic	91,403,552	89,326,805	91,137,310	89,040,322

Dilutive effect of common stock equivalents:
Options	-	-	-	-

Denominator:
Weighted average common shares – diluted	91,403,552	89,326,805	91,137,310	89,040,322

Earnings per share – basic	$(0.02)	$0.03	$(0.02)	$0.04
Earnings per share – diluted	$(0.02)	$0.03	$(0.02)	$0.04

For the three and six months ended June 30, 2025 and 2024, share equivalents related to options to purchase 2,294,000, compared to 1,835,667, and 2,294,000 compared to 1,835,667, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

The Company’s effective tax rate was approximately 21.3% and 0.0% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was primarily due to recognized tax benefits in the current period compared to the impact of the full valuation allowance recorded in the prior period. As a result, the Company recognized an income tax benefit of $414,000 for the period ended June 30, 2025.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes, among other things, a permanent extension of 100% bonus depreciation for certain capital expenditures and modifications to the interest expense limitation under Section 163(j). In accordance with ASC Topic 740, Income Taxes, the effects of the tax law are recognized in the period of enactment and therefore not reflected in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025. The Company is evaluating the potential tax impacts of the OBBBA on the consolidated financial statements.

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

NOTE 15 – SUBSEQUENT EVENTS

On July 7, 2025, the Company appointed John K. Howie to the Company's Board of Directors and as a member of the Company's Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. As consideration for Mr. Howie joining the Board of Directors, the Board granted Mr. Howie 150,000 shares of restricted common stock of the Company pursuant to the Company’s 2021 Equity Incentive Plan, as amended. which shares vest on July 7, 2026, subject to Mr. Howie continuing to serve as a member of the Company’s Board of Directors on such vesting date, and subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and Mr. Howie.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2025, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and six-month periods ended June 30, 2025, and 2024, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming. As of June 30, 2025, we held approximately 14,105 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of June 30, 2025, we held approximately 17,830 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of June 30, 2025, we held interests in 39 gross (35.5 net) wells in our Permian Basin Asset, of which 32 gross (28.5 net) wells were active producers, five gross (five net) wells were inactive, and two gross (two net) wells were active salt water disposal wells (“SWD’s”), all of which were held by PEDCO and operated by RAZO, and interests in 71 gross (6.9 net) wells in our D-J Basin Asset held by PRH, which includes 54 gross (6.9 net) non-operated wells, and 17 wells that had an after-payout interest. On April 3, 2025, and effective January 1, 2025, in order to reduce plugging and abandonment liabilities and recurring operational expenses, the Company sold all of its legacy 17 gross (15.4 net) operated wells in its D-J Basin Asset, with the Company retaining ownership in all its existing leasehold, which legacy wells no longer provided meaningful oil and gas production to the Company.

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

Specifically, we seek to increase stockholder value through the following strategies:

●

Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the Permian Basin and the D-J Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs, will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our Permian Basin acreage so we can dictate the pace of development in order to execute our business plan. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our net capital expenditures for 2025 are estimated at the time of this filing to range between $27 million to $33 million. This estimate includes a range of $24.5 million to $30.5 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $7.8 million through June 30, 2025) and approximately $2.5 million in estimated capital expenditures for electronic submersible pump (ESP) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses (of which we have incurred approximately $0.5 million through June 30, 2025) . We anticipate that approximately 70% to 75% of our expected capital expenditures for 2025 will be allocated to development in the D-J Basin under our February 2025 joint development agreement entered into with a large private equity-backed D-J Basin operator and our Participation Agreement and Area of Mutual Interest (“AMI”) entered into in August 2024 with a private operator, each discussed below. These estimates do not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon G., Kukes, our former CEO and recently appointed Executive Chairman of the Company's Board of Directors, which funding Dr. Kukes is under no obligation to provide, (iv) public or private debt or equity financings, including up to $7.6 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”)(discussed in greater detail below under “Liquidity and Capital Resources—Financing” (under which we have sold 489,967 shares to date), and (v) funding through credit or loan facilities, including under the Company’s reserve-based lending facility (“RBL”) with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $20 million and an aggregate maximum revolving credit amount of $250 million (of which none has been drawn down by the Company to date), as discussed in greater detail below under “Liquidity and Capital Resources”. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2025.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month and six-month periods ended June 30, 2025, and 2024, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2025, vs. Three Months Ended June 30, 2024

We reported a net loss for the three-month period ended June 30, 2025, of $1.7 million, or ($0.02) per common share, compared to net income for the three-month period ended June 30, 2024 of $2.7 million or $0.03 per share. The decrease in net income of $4.4 million, when comparing the current period to the prior year’s period, was primarily due to the recognition of $1.4 million from a note receivable - credit loss related to the full write-off of the Tilloo Note receivable, corresponding accrued interest and posting closing adjustments owed to the Company related to the sale of our EOR subsidiary and other reductions to operating income of $3.5 million (a $4.8 million reduction in revenue and a $0.5 million impairment to oil and gas properties, offset by a $0.8 million reduction in other operating expenses), offset by a $1.0 million gain on sale on oil and gas properties from the sale of our operated wells in the D-J Basin (each discussed in more detail below) and an income tax benefit of $0.5 million (see Note 13 – Income Taxes, in the notes to the consolidated financial statements above under “Part I – Financial Information—Item 1. Financial Statements”).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	100,249	139,472	(39,223)	(28%)
Natural Gas (Mcf)	119,493	145,574	(26,081)	(18%)
NGL (Bbls)	17,863	19,083	(1,220)	(6%)
Total (Boe) (1)	138,028	182,817	(44,789)	(24%)

Crude Oil (Bbls per day)	1,102	1,533	(431)	(28%)
Natural Gas (Mcf per day)	1,313	1,600	(287)	(18%)
NGL (Bbls per day)	196	210	(14)	(7%)
Total (Boe per day) (1)	1,517	2,010	(493)	(25%)

Average Sale Price:
Crude Oil ($/Bbl)	$61,65	$78.52	$(16.87)	(21%)
Natural Gas ($/Mcf)	2.70	1.99	0.71	36%
NGL ($/Bbl)	26.24	29.84	(3.60)	(12%)

Net Operating Revenues (in thousands):
Crude Oil	$6,180	$10,952	$(4,772)	(44%)
Natural Gas	323	290	33	11%
NGL	469	569	(100)	(18%)
Total Revenues	$6,972	$11,811	$(4,839)	(41%)

(1)	Assumes 6 Mcf of natural gas equivalents to one barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended June 30, 2025, decreased $4.8 million, or 41%, to $7.0 million, compared to $11.8 million for the same period a year ago, due to an unfavorable price variance of $2.3 million, due to the average sales price for crude oil and NGL realized by the Company decreasing compared to the three-month period ended June 30, 2024, coupled with an unfavorable volume variance of $2.5 million. Production volume decreased mainly due to the sale of 17 operated wells in the D-J Basin in April 2025, and natural declines from both our third-party D-J Basin wells and our Permian Basin wells along with our drilling partner, which were completed last period and initially produced at much higher rates.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,256	$1,731	$(475)	(27%)
Workovers	469	335	134	40%
Other*	1,074	1,482	(408)	(28%)
Total Lease Operating Expenses	$2,799	$3,548	$(749)	(21%)

Depreciation, Depletion,
Amortization and Accretion	$3,857	$4,242	$(385)	(9%)
Impairment of Oil and Gas Properties	$510	$-	$510	100%

General and Administrative (Cash)	$1,218	$921	$297	32%
Share-Based Compensation (Non-Cash)	475	462	13	3%
Total General and Administrative Expense	$1,693	$1,383	$310	22%

Gain on Sale of Oil and Gas Properties	$1,021	$-	$1,021	100%
Note Receivable - Credit Loss	$1,378	$-	$1,378	100%
Interest Income	$63	$93	$(30)	(32%)
Other Income (Expense)	$15	$(50)	$65	130%

* Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease Operating Expenses. The decrease of $0.7 million was primarily due to lower direct and variable lease operating expenses associated with the lower crude oil, natural gas and NGL volumes resulting from the production volume declines noted above.

Depreciation, Depletion, Amortization and Accretion. The $0.4 million decrease was primarily the result of lower crude oil, natural gas and NGL volumes resulting from the production volume declines noted above.

Impairment of Oil and Gas Properties. The Company recorded an impairment of oil and gas properties of $0.5 million related to undeveloped leases representing 776 net acres in the D-J Basin that it allowed to expire or currently have no plans to drill prior to expiration, in the current period. There was no impairment in the prior period.

General and Administrative Expenses (excluding share-based compensation). The $0.3 million increase was primarily the result of additional payroll, audit fees and software licensing fees.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased nominally due to the award of certain employee restricted stock and stock-based options. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties. The gain on the sale of oi land gas properties related to the Company’s sale of all of its legacy 17 gross (15.4 net) operated wells in its D-J Basin Asset.

Note Receivable - Credit Loss. Represents the full write-off our note receivable and accrued interest as well as a post-closing adjustments receivable related to the sale of our then wholly-owned subsidiary EOR Operating Company in November 2023.

Interest Income and Other Income (Expense). Includes interest earned from our interest-bearing cash accounts, which nominally decreased due to additional cash usage for our operations and no interest on the note receivable, which has been fully written-off in the current period. Other income in the current period is related to sales tax refunds and other expense in the prior period primarily relates to the subsequent disposition of a cash escrow bank balance related to the sale of our then wholly-owned subsidiary EOR Operating Company.

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

We reported a net loss for the six-month period ended June 30, 2024 of $1.5 million, or ($0.02) per share, compared to net income for the six-month period ended June 30, 2024 of $3.5 million or $0.04 per share. The decrease in net income of $5.0 million, when comparing the current period to the prior year’s period, was primarily due to the recognition of $1.4 million from a note receivable - credit loss related to the full write-off of the Tilloo Note receivable, corresponding accrued interest and posting closing adjustments owed to the Company related to the sale of our EOR subsidiary and other reductions to operating income of 4.0 million (a $4.2 million reduction in revenue, and a $0.7 million impairment to oil and gas properties and a $0.1 million of other operating expenses), offset by a $1.0 million gain on sale on oil and gas properties from the sale of our operated wells in the D-J Basin (each discussed in more detail below) and an income tax benefit of $0.4 million (see Note 13 – Income Taxes, in the notes to the consolidated financial statements above under “Part I – Financial Information—Item 1. Financial Statements”).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	202,931	240,375	(37,444)	(16%)
Natural Gas (Mcf)	286,227	277,514	8,713	3%
NGL (Bbls)	41,006	30,640	10,366	34%
Total (Boe) (1)	291,642	317,267	(25,625)	(8%)

Crude Oil (Bbls per day)	1,121	1,321	(200)	(15%)
Natural Gas (Mcf per day)	1,581	1,525	56	4%
NGL (Bbls per day)	227	168	59	35%
Total (Boe per day) (1)	1,612	1,743	(131)	(8%)

Average Sale Price:
Crude Oil ($/Bbl)	$65.32	$76.57	$(11.25)	(15%)
Natural Gas ($/Mcf)	4.07	2.24	1.83	82%
NGL ($/Bbl)	31.43	29.33	2.10	7%

Net Operating Revenues (in thousands):
Crude Oil	$13,254	$18,406	$(5,152)	(28%)
Natural Gas	1,165	623	542	87%
NGL	1,289	898	391	43%
Total Revenues	$15,708	$19,927	$(4,219)	(21%)

(1)	Assumes 6 Mcf of natural gas equivalents to one barrel of oil.

Total crude oil, natural gas and NGL revenues for the six-month period ended June 30, 2025, decreased $4.2 million, or 21%, to $15.7 million, compared to $19.9 million for the same period a year ago due to an unfavorable price variance of $2.1 million, due to the average sales price for crude oil realized by the Company decreasing compared to the six-month period ended June 30, 2024, coupled with an unfavorable volume variance of $2.1 million. Production volume decreased mainly due to the sale of 17 operated wells in the D-J Basin in April 2025, and natural declines from both our third-party D-J Basin wells and our Permian Basin wells along with our drilling partner, which were completed last period and initially produced at much higher rates.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$3,181	$3,067	$114	4%
Workovers	731	735	(4)	(1%)
Other*	2,299	2,277	22	1%
Total Lease Operating Expenses	$6,211	$6,079	$132	2%

Depreciation, Depletion,
Amortization and Accretion	$7,203	$7,727	$(524)	(7%)
Impairment of Oil and Gas Properties	$742	$-	$742	100%

General and Administrative (Cash)	$2,340	$1,941	$399	21%
Share-Based Compensation (Non-Cash)	949	937	12	1%
Total General and Administrative Expense	$3,289	$2,878	$411	14%

Gain on Sale of Oil and Gas Properties	$1,021	$-	$1,021	100%
Gain on Sale of Fixed Asset	$-	$12	$(12)	(100%)
Note Receivable - Credit Loss	$1,378	$-	$1,378	100%
Interest Income	$127	$242	$(115)	(48%)
Other Income (Expense)	$17	$(43)	$60	(140%)

*Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease Operating Expenses. The increase of $0.1 million was primarily due to higher direct and variable lease operating expenses associated with the higher oil volume in Q1 2025, which was offset by lower direct and variable lease operating expenses associated with the lower crude oil volumes resulting from the production volume declines in Q2 2025 noted above.

Depreciation, Depletion, Amortization and Accretion. The $0.5 million decrease was primarily the result of lower crude oil volumes resulting from the production volume declines, primarily from Q2 2025, as noted above.

Impairment of Oil and Gas Properties. The Company recorded an impairment of oil and gas properties of $0.7 million related to undeveloped leases representing 1,007 net acres in the D-J Basin that it allowed to expire or currently have no plans to drill prior to expiration, in the current period. There was no impairment in the prior period.

General and Administrative Expenses (excluding share-based compensation). The $0.4 million increase was primarily the result of additional payroll, audit fees and software licensing fees.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased nominally due to the award of certain employee restricted stock and stock-based options. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties. Gain on sale of oil and gas properties related to the Company’s sale of all of its legacy 17 gross (15.4 net) operated wells in its D-J Basin Asset.

Gain on Sale of Fixed Asset. Relates to the sale of a vehicle and the subsequent purchase of another vehicle in the current period.

Note Receivable – Credit Loss. Represents the full write-off our note receivable and accrued interest as well as a post-closing adjustments receivable related to the sale of our then wholly-owned subsidiary EOR Operating Company in November 2023.

Interest Income and Other Income (Expense). Includes interest earned from our interest-bearing cash accounts and interest on our note receivable, which nominally decreased due to additional cash usage for our operations and no interest on the note receivable, which has been fully written-off in the current period. Other income in the current period is related to sales tax refunds and other expense in the prior period primarily relates to the subsequent disposition of a cash escrow bank balance related to the sale of our former wholly-owned subsidiary EOR Operating Company.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended June 30, 2025 were from $15.7 million in sales of crude oil, natural gas and NGLs. The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At June 30, 2025, the Company’s total current assets of $17.6 million exceeded its total current liabilities of $10.6 million, resulting in a working capital surplus of $7.0 million, while at December 31, 2024, the Company’s total current assets of $13.2 million exceeded its total current liabilities of $6.9 million, resulting in a working capital surplus of $6.3 million. The $0.7 million increase in our working capital surplus is primarily related to a proportional increase in production and sales, offset by a proportional increase in payables related to our current capital drilling program, when comparing the current period to the prior period (described above).

Financing

The Company has an ongoing $8.0 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). During the month of June 2025, the Company sold an aggregate of 489,967 shares of common stock in five separate sales at a sales prices ranging between $0.716 to $0.801 per share via an ongoing “at the market offering” (for net proceeds of $354,000, which includes $11,000 in commission fees. The Company also incurred $214,000 in initial and subsequent legal and audit-related fees and expenses incurred in connection with the registration and placement of the ATM Offering. As of June 30, 2025, a total of $7.6 million is available for future sales of common stock under the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain December 20, 2024, Sales Agreement (the “Sales Agreement”), entered into with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (“AGP”, and collectively with the Lead Agent, the “Agents”), pursuant to which the Company may sell securities from time to time in an “at the market offering” (the “ATM Offering”). The Company will pay the Lead Agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement. The Company also agreed to reimburse the Agents for their reasonable and documented out-of-pocket expenses in an amount not to exceed $75,000, in connection with entering into the Sales Agreement and for the Agents’ reasonable and documented out-of-pocket expenses related to quarterly maintenance of the Sales Agreement on a quarterly basis in an amount not to exceed $5,000.

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

Cash Flows (in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities	$5,508	$295
Cash flows used in investing activities	(1,040)	(12,333)
Cash flows provided by financing activities	139	-
Net increase (decrease) in cash and restricted cash	$4,607	$(12,038)

Cash flows provided by operating activities. Net cash used in operating activities increased by $5.2 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net income of $5.0 million, coupled with a $0.5 million decrease in depreciation, depletion and amortization and a $1.0 million gain on a sale of oil and gas properties, offset by a $0.7 million impairment of oil and gas properties, $0.4 increase in deferred tax asset and $1.4 million from a note receivable - credit loss, and a $9.9 million net decrease to our other components of working capital (predominantly from increased expenses from our drilling and completion activities).

Cash flows used in investing activities. Even though total capital costs (accrued and cash) increased to $8.5 million this period from $7.2 million last period (see extract table below from our Consolidated Statements of Cash Flows), net cash used in investing activities actually decreased by $11.3 million year-over-year primarily due to a decrease in cash only outlays from our capital spending relating to our drilling and completion activities offset by cash received from the sale of oil and gas properties.

	Six Months Ended June 30,
	2025	2024
Cash paid for drilling and completion costs	(3,675)	(12,290)
Change in accrued oil and gas development costs	(4,780)	5,067
Total capital costs	(8,455)	(7,223)

Cash flows from financing activities. Consisted of sales of our common stock via our ATM Offering in the current period (discussed above). There were no financing activities in the prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, impairment of oil and gas properties, gain on sale of oil and gas properties, gain on sale of fixed asset and note receivable - credit loss. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$(1,676)	$2,681	$(1,536)	$3,454
Add (deduct)
Income tax benefit	(490)	-	(414)	-
Depreciation, depletion, amortization and accretion	3,857	4,242	7,203	7,727
EBITDA	1,691	6,923	5,253	11,181
Add (deduct)
Share-based compensation	474	462	949	937
Impairment of oil and gas properties	510	-	742	-
Gain on sale of oil and gas properties	(1,021)	-	(1,021)	-
Gain on sale of fixed asset	-	-	-	(12)
Note receivable - credit loss	1,378	-	1,378	-
Adjusted EBITDA	$3,032	$7,385	$7,301	$12,106

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of June 30, 2025, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management's conclusion was the result of the material weaknesses identified during the preparation of the Company's year-end consolidated financial statements and reported in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that have not yet been remediated as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Environmental Contingencies

The nature of the oil and gas business carries with it certain environmental risks for us and our subsidiaries. We have implemented various policies, programs and procedures to attempt to reduce and mitigate such environmental risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2025, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

 None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

On, May 20, 2025, each of Paul A. Pinkston, our Chief Accounting Officer, J. Douglas Schick, our President and Chief Executive Officer, Jody Crook, our Chief Commercial Officer, and Clark R. Moore, our Executive Vice President and General Counsel, entered into trading plans which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plans provide for the sale of an aggregate of 108,000, 320,000, 316,667, and 84,962 shares of our common stock, respectively, in connection with the vesting of certain of their equity awards through May 19, 2027. The trading plans each terminate on May 19, 2027, subject to early termination for certain specified events set forth in the respective trading plans. These trading plans were entered into during an open insider trading window.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
10.1	PEDEVCO Corp. 2021 Equity Incentive Plan(#)	8-K	10.1	9/1/2021	001-35922
10.2	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan(#)	8-K	10.1	8/30/2024	001-35922
10.3	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement(#)	S-8	99.3	9/1/2021	333-259248
10.4	PEDEVCO Corp. - Form of Indemnification Agreement(#)	8-K	10.11	3/31/2024	001-35922
16.1	Letter from Marcum LLP dated July 8, 2025	8-K	16.1	7/8/2025	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

August 14, 2025	By:	/s/ J. Douglas Schick
J. Douglas Schick
President and Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 14, 2025	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

