Form 10-K/A
period 2024-12-31
PEDEVCO CORP
filed 2025-10-29
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number: 001-35922

PEDEVCO Corp.
(Exact Name of Registrant as Specified in Its Charter)

Texas	22-3755993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 N. Dairy Ashford, Suite 210, Houston, Texas	77079
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (713) 221-1768

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock,$0.001 Par Value Per Share	PED	NYSE American LLC

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

Auditor Name -Marcum llp      Auditor Location - Houston, Texas     Auditor ID - 688

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PEDEVCO Corp. (“we,” “us,” “PEDEVCO” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Form 10-K/A” or “Amendment No. 2”) to amend and restate certain items in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025, and amended by Amendment No. 1 thereto, filed with the SEC on May 12, 2025 (as amended through Amendment No. 1 thereof, the “Original Form 10-K”).

As previously disclosed in the Current Report on Form 8-K filed with the SEC on October 29, 2025, on October 27, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company, after discussion with the Company’s former independent registered public accounting firm, Marcum LLP (“Marcum”), concluded that the Company’s previously issued audited financial statements as of and for the fiscal year ended December 31, 2024 (the “Affected Period”), originally included in the Original Form 10-K (the “Prior Financial Statements”), should no longer be relied upon and should be restated due to an error in the accounting for the prior period net operating losses in the calculation of the tax provision for the impacted period (the “Error”). This Error resulted in an overstatement of the Company’s tax benefit and deferred income tax account during the impacted period.

This Amendment No. 2 includes restated audited financial statements for the Affected Period which address and correct the Error.

Refer to Note 4, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information regarding the Error and the restatement.

The Original Form 10-K was filed as a comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023 (“Comprehensive Form 10-K”), which contained our audited financial statements for the fiscal year ended December 31, 2024, as well as restatements of the following previously filed periods: (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”), and (ii) audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”)(collectively, the “Form 10-Ks” and the “Comprehensive Financial Statements”).

This Amendment No. 2 also includes the Comprehensive Financial Statements, restated to address the Error as discussed above.

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 25, 2025, in connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company concluded that in prior years it had not appropriately accounted for the depletion expense related to its oil and gas properties. These errors led to an overstatement of depletion expense during the impacted periods.

On March 28, 2025, the Audit Committee of the Company’s Board of Directors, after discussion with senior management and the Company’s independent registered public accountants, concluded that the errors were material to the Company's Comprehensive Financial Statements and the Comprehensive Financial Statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, should no longer be relied upon due to the impact of the unintentional error noted above.

The Original Form 10-K included restated Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022, which are also included in this Amendment No. 2.

Updates of Disclosure by Registrants Engaged in Oil and Gas Producing Activities

In addition to the matters discussed above, this Amendment No. 2 includes the following new or revised information in order to confirm compliance with Items 1200 through 1208 of Regulation S-K: (a) a new table under “Part I – Item 1. Business – Production, Sales Price and Production Costs”, to disclose production, by final product sold, of oil, gas, and other products, such as natural gas liquids; (b) an expanded table under “Part I – Item 1. Business – Well Summary”, to additionally include wells with royalty interests as of the end of the fiscal years presented; (c) an expanded table under “Part I – Item 1. Business – Drilling Activity”, to include our present activities, including the number of gross and net wells in the process of being drilled, completed, or waiting on completion, and any other related activities of material importance as of December 31, 2024; (d) updated information under “Part I – Item 1. Business – Oil and Natural Gas Reserves”, to include a discussion of the technologies used to establish the appropriate level of certainty for the estimates of reserves; (e) a new table and narrative discussion under “Proved Reserves Summary” in the notes to Audited Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data” to include a discussion of the changes in total proved reserves to more clearly align explanations and associated quantities to the corresponding line items in the reserves reconciliation and an expansion of the tabular presentation of proved developed and proved undeveloped reserves by individual product type to also include the net quantities at the beginning of the initial year shown in the reconciliation; and (f) to modify our reconciliations showing the changes in proved undeveloped reserves for 2023 and 2024 to separately present and quantify the types of changes under “Proved Reserves Summary” in the notes to Audited Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data”.

Internal Control Considerations

In connection with the restatement of the financial statements for the Affected Period, the Company concluded its disclosure controls and procedures as of December 31, 2024 remained ineffective due to the unremeditated material weaknesses previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Form 10-K, as well as the identification of an additional material weakness in internal control over financial reporting related to the errors described above. Please refer to Part II, Item 9A of this Amendment No. 2.

Items Amended in this Filing

This Amendment No. 2 amends and restates the following items of the Original Form 10-K:

•	Part I, Item 1, “Business,”
•	Part I, Item 1A, “Risk Factors,”
•	Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
•	Part II, Item 8, “Financial Statements and Supplementary Data,”
•	Part II, Item 9A, “Controls and Procedures,” and
•	Part IV, Item 15. Exhibits and Financial Statement Schedules.

This Amendment No. 2 is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement of the Affected Period and to address the items discussed above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Annual Report on Form 10-K” herein refer to this Amendment No. 2.

In accordance with applicable SEC rules, this Amendment No. 2 includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 and 32.2, as required by Rule 12b-15. This Amendment No. 2 also contains an updated audit report in Part II, Item 8.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) equity infusions or loans (which may be convertible) made available from Dr. Simon G, Kukes, our former CEO and newly appointed Executive Chairman of the Company's Board of Directors, which funding Dr. Kukes is under no obligation to provide, (iv) public or private debt or equity financings, including up to $8.0 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”)(discussed in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing” (under which we have sold no shares to date), and (v) funding through credit or loan facilities, including under the Company’s reserve-based lending facility (“RBL”) with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $20 million and an aggregate maximum revolving credit amount of $250 million (of which none has been drawn down by the Company to date). In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2025.

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

	2024	2023	2022
Oil (Boe):
Chaveroo (Permian Asset Base)	-	157,413	211,310
Wattenberg (D-J Asset Base)	199,518	220,788	61,031
Natural Gas (Mcf):
Chaveroo (Permian Asset Base)	-	66,270	-
Wattenberg (D-J Asset Base)	445,650	354,570	125,196
NGL (Boe):
Chaveroo (Permian Asset Base)	-	-	-
Wattenberg (D-J Asset Base)	59,842	52,013	9,788
Total Production (Boe)(1):
Chaveroo (Permian Asset Base)	-	168,458	211,310
Wattenberg (D-J Asset Base)	333,635	331,896	91,685

(1)	Assumes 6 Mcf of natural gas equivalent to 1 barrel of oil.

The following table summarizes our gross and net developed and undeveloped leasehold acreage Iat December 31, 2024:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	82,560	18,669	69,760	11,150	12,800	7,519
Permian Basin	26,240	14,105	21,760	13,785	4,980	320
Total	108,800	32,774	91,520	24,935	17,280	7,839

(1)	Developed acreage is the number of acres that are allocated or assignable to producing wells or wells capable of production.

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

* Total percentage of gross operated wells is 47.0%.  The Company also had royalty interests in 33 gross (0.16 net) wells.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	27	5.1	8	0.4	8	4.1
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

As of December 31, 2024, the Company had no gross or net wells in the process of being drilled, completed or waiting on completion.

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

The preparation of our reserve estimates is in accordance with our prescribed procedures that include verification of input data into reserve forecasting and economic software, as well as management review. To achieve reasonable certainty, our internal reserve engineer and Cawley, Gillespie and Associates (“Cawley”), our independent reserve engineers, employ technologies demonstrated to yield results with consistency and repeatability. The technologies used in the estimation of our proved reserves include, but are not limited to, preparing deep dive geologic understanding of the basins, analyzing oil in place, horizontal well targeting, offset well activity, statistical analysis and correlating well performance with the geology to hi-grade locations that maximize the future value from the field. Our reserve analysis also includes, but is not limited to the following:

•	Comprehensive review of operators and related performance around our lease acreage.
•	The review of internal reserve estimates by well and by area by a qualified petroleum engineer. A variance by well to the previous year-end reserve report is used as a tool in this process.
•	SEC-compliant internal policies to determine and report proved reserves.
•	The discussion of any material reserve variances among management to ensure the best estimate of remaining reserves.

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

In February 2025, the Company entered into a joint development agreement (“Agreement”) with a large, Denver, Colorado-based private equity-backed D-J Basin E&P Company with extensive operational experience (“Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber DSUs located in Weld County, Colorado, with the Operator paying to the Company $1.7 million, the Company agreeing to amend the Company’s existing Roth and Amber DSUs to increase each to ~1,600 acres and transferring operatorship of the DSUs to the Operator, and the parties agreeing to jointly participate in the development of the Roth and Amber DSUs.

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

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses in the past and may continue to incur net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $111,498,000 from the date of inception (February 9, 2011) through December 31, 2024. Additionally, we may be dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

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

•	Amendment of Bylaws — Our Bylaws may be amended by our Board of Directors alone.

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

•	No cumulative voting — Our Certificate of Formation and Bylaws do not include a provision for cumulative voting in the election of directors.

•	Vacancies — Our Bylaws provide that vacancies on our Board may be filled by a majority of directors in office, although less than a quorum, and not by the stockholders.

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

•	Limitation of Liability and Indemnification — Our Certificate of Formation limits the liability of, and provides indemnification to, our directors and officers.

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

Net Income(as restated)

We reported net income for the year ended December 31, 2024 of $12.3 million, or $0.14 per share, compared to net income for the year ended December 31, 2023 of $1.7 million or $0.02 per share. The increase in net income of $10.6 million was primarily due to a recognition of an income tax benefit of $7.3 million (see “Item 8. Financial Statements and Supplementary Data” - “Note 14 – Income Taxes”) coupled with $8.8 million increase in revenue in the current period and a $4.3 million loss on the Milnesand Sale in the prior period, offset by a $9.5 million increase in total operating expenses in the current period, offset further by a $0.2 million decrease in other income and a $0.1 million loss on sale of oil and gas properties in the current period (all of which are discussed in more detail below).

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2024 and 2023:

	2024	2023	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	492,396	382,794	109,602	29%
Natural Gas (Mcf)	608,382	479,533	128,849	27%
NGL (Bbls)	78,003	58,170	19,833	34%
Total (Boe) (1)	671,796	520,886	150,910	29%

Crude Oil (Bbls per day)	1,345	1,049	296	28%
Natural Gas (Mcf per day)	1,662	1,314	348	26%
NGL (Bbls per day)	213	159	54	34%
Total (Boe per day) (1)	1,835	1,427	408	29%

Average Sale Price:
Crude Oil ($/Bbl)	$73.50	$72.95	$0.55	1%
Natural Gas($/Mcf)	2.00	3.00	(1.00)	(33)%
NGL ($/Bbl)	27.48	24.43	3.05	13%

Net Operating Revenues (In thousands):
Crude Oil	$36,193	$27,925	$8,268	30%
Natural Gas	1,216	1,438	(222)	(15)%
NGL	2,144	1,421	723	51%
Total Revenues	$39,553	$30,784	$8,769	28%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

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

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023	Increase (Decrease)	% Increase (Decrease)
		(As Restated)

Direct Lease Operating Expense	$6,961	$4,679	$2,282	49%
Workovers	839	1,460	(621)	(43%)
Other*	4,649	3,571	1,078	30%
Loss on settlement of ARO	-	121	(121)	(100%)
Lease Operating Expenses	$12,449	$9,831	$2,618	27%

Depreciation, Depletion,
Amortization and Accretion	15,920	9,440	6,480	69%
General and Administrative (Cash)	$4,532	$3,965	$567	14%
Share-Based Compensation (Non-Cash)	1,859	2,043	(184)	(9%)
Total General and Administrative Expense	$6,391	$6,008	$383	6%

Loss on Sale of Oil and Gas Properties	76	4,268	(4,192)	(98%)

Interest Income	$351	$422	$(71)	(17%
Other Income (Expense)	$(42)	$40	$(82)	(205%)
Gain on Sale of Fixed Asset	$12	$-	$12	100%

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

Loss on Sale of Oil and Gas Properties, net. The Company completed three oil and gas property sales transactions during the year ended December 31, 2024, for a total net loss on the sale of oil and gas properties of $76,000, as follows: (i) the Company sold 30 gross (5.1 net) non-operated legacy well-bores in its D-J Basin Asset for net cash proceeds of $90,000 during 2024, resulting in the Company recognizing a loss on sale of oil and gas properties of $865,000 for these non-core assets, while noting the Company still retained the corresponding acreage related to the sale for any potential future development; (ii) the Company sold a legacy well-bore assignment for net cash proceeds of $25,000 and recognized a gain on sale of oil and gas properties of $29,000; and (iii) the Company sold leasehold rights to 320 net acres located in the D-J Basin for net cash proceeds of $750,000 and recognized a corresponding gain on sale of oil and gas properties of $735,000, as the leasehold costs had been fully depleted. In the prior period, the Company sold its then-wholly-owned subsidiary EOR Operating Company and related assets in the November 2023 Milnesand Sale and recognized the corresponding loss of $4.3 million(see “Item 8. Financial Statements and Supplementary Data” - “Note 7 - Oil and Gas Properties”).

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our reserve-based lending facility (“RBL”) with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $20 million and an aggregate maximum revolving credit amount of $250 million (of which none has been drawn down by the Company to date), (iv) equity infusions or loans (which may be convertible) made available from Dr. Simon G, Kukes, our former CEO and newly appointed Executive Chairman of the Company's Board of Directors, which funding Dr. Kukes is under no obligation to provide, (v) public or private debt or equity financings, including up to $8.0 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”)(discussed in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing” (under which we have sold no shares to date), and (vi) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2025.

Cash Flows (in thousands) (as restated)

	Year Ended December 31,
	2024	2023
Cash flows provided by operating activities	$12,766	$23,481
Cash flows used in investing activities	(26,874)	(35,743)
Cash flows provided by financing activities	-	-
Net decrease in cash and restricted cash	$(14,108)	$(12,262)

Cash provided by operating activities. Net cash provided by operating activities decreased by $10.7 million for the current year’s period, when compared to the prior year’s period, primarily due to our net income for the current period increasing by $10.6 million and from a $6.5 million increase in depreciation, depletion, amortization and accretion (primarily due to increased sales production, noted above), offset by a $4.2 million net loss on sale of oil and gas properties (primarily from a $4.3 million loss on the sale of our EOR Operating Company subsidiary and its corresponding assets in the prior period) and by the addition of $7.3 million of deferred tax asset and a $5.0 million net decrease to our other components of working capital in the current period (due to increased cash payments and decreased payables and expenses outstanding from our drilling and completion activity) when comparing periods.

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

	Years Ended
	December 31,
	2024	2023
	(As Restated)	(As Restated)
Net income	$12,293	$1,699
Add (deduct)
Depreciation, depletion, amortization and accretion	15,920	8,440
Income tax benefit	(7,255)	-
EBITDA	20,958	11,139
Add (deduct)
Share-based compensation	1,859	2,043
Loss on sale of oil and gas properties, net	76	4,268
Gain on sale of fixed assets	(12)	-
Adjusted EBITDA	$22,881	$17,450

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2008 through 2025.

Houston, Texas

March 31, 2025 , except for the effects of the restatement described in Note 4, which is dated October 29, 2025

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets	As Restated	As Restated
Current assets:
Cash and cash equivalents	$4,010	$18,515
Accounts receivable – oil and gas	7,995	5,790
Note receivable, current	293	42
Prepaid expenses and other current assets	917	260
Total current assets	13,215	24,607

Oil and gas properties:
Oil and gas properties, subject to amortization, net	95,070	81,872
Oil and gas properties, not subject to amortization, net	8,442	12,407
Total oil and gas properties, net	103,512	94,279

Note receivable	933	1,099
Operating lease – right-of-use asset	224	316
Deferred income taxes	7,255	-
Other assets	3,210	2,443
Total assets	$128,349	$122,744

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,625	$6,580
Accrued expenses	2,255	8,712
Revenue payable	1,266	3,371
Operating lease liabilities – current	99	89
Asset retirement obligations – current	663	147
Total current liabilities	6,908	18,899

Long-term liabilities:
Operating lease liabilities, net of current portion	129	227
Asset retirement obligations, net of current portion	5,708	2,166
Total liabilities	12,745	21,292

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 89,495,267 and 87,250,267 shares issued and outstanding, respectively	89	87
Additional paid-in capital	227,013	225,156
Accumulated deficit	(111,498)	(123,791)
Total shareholders’ equity	115,604	101,452
Total liabilities and shareholders’ equity	$128,349	$122,744

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Revenue:	As Restated	As Restated
Oil and gas sales	$39,553	$30,784

Operating expenses:
Lease operating costs	12,449	9,831
Selling, general and administrative expense	6,391	6,008
Depreciation, depletion, amortization and accretion	15,920	9,440
Total operating expenses	34,760	25,279

Loss on sale of oil and gas properties, net	(76)	(4,268)
Operating income	4,717	1,237

Other income (Expense):
Interest income	351	422
Gain on sale of fixed asset	12	-
Other (expense) income	(42)	40
Total other income	321	462
Income before income taxes	5,038	1,699
Income tax benefit	7,255	-

Net Income	$12,293	$1,699

Earnings per common share:
Basic	$0.14	$0.02
Diluted	$0.14	$0.02

Weighted average number of common shares outstanding:
Basic	89,234,611	87,031,692
Diluted	89,236,237	87,031,692

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2024	2023
	As Restated	As Restated
Cash Flows From Operating Activities:
Net income	$12,293	$1,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,920	9,440
Share-based compensation expense	1,859	2,043
Loss on sale of oil and gas properties, net	76	4,268
Gain on disposal of fixed asset	(12)	-
Uncollected account expense	50	-
Amortization of right-of-use asset	110	100
Deferred income tax benefit	(7,255)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(2,115)	(3,360)
Note receivable	(85)	(19)
Prepaid expenses and other current assets	(657)	(11)
Accounts payable	541	(11)
Accrued expenses	(5,854)	6,979
Revenue payable	(2,105)	2,353
Net cash provided by operating activities	12,766	23,481

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(27,857)	(34,951)
Cash paid for other property and equipment	(169)	(45)
Proceeds from the sale of oil and gas property	1,140	366
Cash received for sale of vehicle	12	-
Cash paid for issuance of note receivable	-	(1,122)
Cash received for security deposit	-	9
Net cash used in investing activities	(26,874)	(35,743)

Net decrease in cash and restricted cash	(14,108)	(12,262)
Cash and restricted cash at beginning of year	20,715	32,977
Cash and restricted cash at end of year	$6,607	$20,715

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$5,747	$7,674
Change in estimates of asset retirement costs	$3,501	$39
Issuance of restricted common stock	$2	$1

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2024 and 2023

(amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
				(As Restated)	(As Restated)
Balances at December 31, 2022	85,790,267	$86	$223,114	$(125,490)	$97,710
Issuance of restricted common stock	1,460,000	1	(1)	-	-
Stock-based compensation	-	-	2,043	-	2,043
Net income	-	-	-	1,699	1,699
Balances at December 31, 2023	87,250,267	87	225,156	(123,791)	101,452
Issuance of restricted common stock	2,315,000	2	(2)	-	-
Rescinded restricted common stock	(70,000)	-	-	-	-
Stock-based compensation	-	-	1,859	-	1,859
Net income	-	-	-	12,293	12,293
Balances at December 31, 2024	89,495,267	$89	$227,013	$(111,498)	$115,604

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

Recently Issued Accounting Pronouncements . In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 31, 2024, the Company discovered that in prior years it had not appropriately accounted for the depletion expense related to its oil and gas properties. The error resulted in an overstatement of depreciation, depletion, amortization and accretion expense and accumulated DD&A of approximately $1,435,000 and $1,251,000 for the fiscal years ended December 31, 2023 and 2022, respectively.  The error did not impact total revenue, cash flow and cash balances for the fiscal years ended December 31, 2023 and 2022, respectively. In conjunction with the restatement of DD&A, we also restated certain balances in the net deferred tax asset /deferred tax liability schedule to correct an additional error.

Additionally, in connection with the preparation of the Company’s Consolidated Financial Statements as of and for the interim period ended September 30, 2025, the Company discovered that it had not accurately calculated the income tax benefit upon release of its existing valuation against net deferred assets as of December 31, 2024. The error resulted in an overstatement of its tax benefit and deferred income taxes asset account of approximately $5,496,000 as of December 31, 2024. The error was primarily the result of the Company not appropriately applying an excess amount of prior period net operating losses (“NOLs”) in the tax benefit calculation. The error did not impact total revenue, cash flow from operations and cash balances for the fiscal year ended December 31, 2024.

The misstatements were material to the previously issued financial statements of the Company and as a result, the Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Shareholder's Equity and for Note 7 – Oil and Gas Properties, Note 13 – Earnings Per Common Share and Note 14 – Income Taxes, and as of and for the fiscal years ended December 31, 2024, 2023 and 2022, respectively, presented herein. The restatement includes adjustments to oil and gas properties, subject to amortization, net; deferred income taxes; depreciation, depletion, amortization and accretion; accumulated deficit; income tax benefit; net income; and earnings per share.

The impact of the correction of the misstatements is summarized below:

	As of December 31, 2023
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,186	$2,686	$81,872
Total oil and gas properties, net	91,593	2,686	94,279
Total assets	120,058	2,686	122,744
Accumulated deficit	(126,477)	2,686	(123,791)
Total shareholders’ equity	98,766	2,686	101,452
Total liabilities and shareholders’ equity	120,058	2,686	122,744

	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$10,875	$(1,435)	$9,440
Total operating expenses	26,714	(1,435)	25,279
Operating (loss) income	(198)	1,435	1,237
Net Income	264	1,435	1,699
Earnings per common share:
Basic	0.00	0.02	0.02
Diluted	0.00	0.02	0.02

	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$264	$1,435	$1,699
Depreciation, depletion and amortization	10,875	(1,435)	9,440
Net cash used in operating activities	23,481	-	23,481
	As of December 31, 2022
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,372	$1,251	$80,623
Total oil and gas properties, net	80,147	1,251	81,398
Total assets	116,110	1,251	117,361
Accumulated deficit	(126,741)	1,251	(125,490)
Total shareholders’ equity	96,459	1,251	97,710
Total liabilities and shareholders’ equity	116,110	1,251	117,361
	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$11,153	$(1,251)	$9,902
Total operating expenses	27,404	(1,251)	26,153
Operating income	2,630	1,251	3,881
Net Income	2,844	1,251	4,095
Earnings per common share:
Basic	0.03	0.02	0.05
Diluted	0.03	0.02	0.05

	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$2,844	1,251	$4,095
Depreciation, depletion and amortization	11,153	(1,251)	9,902
	(Accumulated Deficit)
CORRECTED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	As previously reported	Impact of Adjustment	As Revised
Balances at December 31, 2022	$(126,741)	$1,251	$(125,490)
Net income	264	1,435	1,699
Balances at December 31, 2023	(126,477)	2,686	(123,791)
	As of December 31, 2023
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,186	$2,686	$81,872
Total oil and gas properties, net	91,593	2,686	94,279
Total assets	120,058	2,686	122,744
Accumulated deficit	(126,477)	2,686	(123,791)
Total shareholders’ equity	98,766	2,686	101,452
Total liabilities and shareholders’ equity	120,058	2,686	122,744

	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$10,875	$(1,435)	$9,440
Total operating expenses	26,714	(1,435)	25,279
Operating (loss) income	(198)	1,435	1,237
Net Income	264	1,435	1,699
Earnings per common share:
Basic	0.00	0.02	0.02
Diluted	0.00	0.02	0.02
	As of December 31, 2023
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$264	$1,435	$1,699
Depreciation, depletion and amortization	10,875	(1,435)	9,440
Net cash used in operating activities	23,481	-	23,481
	As of December 31, 2022
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated
Oil and gas properties, subject to amortization, net	$79,372	$1,251	$80,623
Total oil and gas properties, net	80,147	1,251	81,398
Total assets	116,110	1,251	117,361
Accumulated deficit	(126,741)	1,251	(125,490)
Total shareholders’ equity	96,459	1,251	97,710
Total liabilities and shareholders’ equity	116,110	1,251	117,361

	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF OPERATIONS	As previously reported	Impact of Adjustment	As Restated
Depreciation, depletion, amortization and accretion	$11,153	$(1,251)	$9,902
Total operating expenses	27,404	(1,251)	26,153
Operating income	2,630	1,251	3,881
Net Income	2,844	1,251	4,095
Earnings per common share:
Basic	0.03	0.02	0.05
Diluted	0.03	0.02	0.05
	As of December 31, 2022
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$2,844	1,251	$4,095
Depreciation, depletion and amortization	11,153	(1,251)	9,902
	(Accumulated Deficit)
CORRECTED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY	As previously reported	Impact of Adjustment	As Restated
Balances at December 31, 2022	$(126,741)	$1,251	$(125,490)
Net income	264	1,435	1,699
Balances at December 31, 2023	(126,477)	2,686	(123,791)

	As of December 31, 2024
CORRECTED CONSOLIDATED BALANCE SHEET	As Previously Reported	Impact of Adjustment	As Restated
Deferred income taxes	$12,751	$(5,496)	$7,255
Total assets	133,845	(5,496)	128,349
Accumulated deficit	(106,022)	(5,496)	(111,518)
Total shareholders’ equity	121,100	(5,496)	115,604
Total liabilities and shareholders’ equity	133,845	(5,496)	128,349
	As of December 31, 2024
CORRECTED CONSOLIDATED STATEMENT OF OPERATIONS	As Previously Reported	Impact of Adjustment	As Restated
Income tax benefit	$12,751	$(5,496)	$7,255
Net Income	17,789	(5,496)	12,293
Earnings per common share:
Basic	0.20	(0.06)	0.14
Diluted	0.20	(0.06)	0.14
	As of December 31, 2024
CORRECTED CONSOLIDATED STATEMENT OF CASH FLOWS	As Previously Reported	Impact of Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$17,789	$(5,496)	$12,293
Deferred income tax benefit	(12,751)	5,496	(7,255)
	(Accumulated Deficit)
CORRECTED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY	As Previously Reported	Impact of Adjustment	As Restated
Balance at December 31, 2024	$(106,022)	$(5,496)	$(11,518)

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

NOTE 7 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Balance at December 31, 2023				Balance at December 31,
	(as restated)	Additions	Disposals	Transfers	2024
Oil and gas properties, subject to amortization	$185,403	$19,607	$(1,438)	$6,467	$210,039
Oil and gas properties, not subject to amortization	12,407	2,502	-	(6,467)	8,442
Asset retirement costs	853	3,501	(28)	-	4,326
Accumulated depreciation, depletion and impairment	(104,384)	(14,911)	-	-	(119,295)
Total oil and gas assets	$94,279	$10,699	$(1,466)	$-	$103,512

	Balance at December 31, 2022				Balance at December 31, 2023
	(as restated)	Additions	Disposals	Transfers	(as restated)
Oil and gas properties, subject to amortization	$176,253	$15,645	$(6,495)	$-	$185,403
Oil and gas properties, not subject to amortization	775	11,632	-	-	12,407
Asset retirement costs	1,407	39	(593)	-	853
Accumulated depreciation, depletion and impairment (As Restated)	(97,037)	(8,830)	1,483	-	(104,384)
Total oil and gas assets (as Restated)	$81,398	$18,486	$(5,605)	$-	$94,279

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

NOTE 8 – NOTE RECEIVABLE

On November 9, 2023, in accordance with the sale of our wholly-owned subsidiary EOR to Tilloo (see Note 6 above), the Company entered into a five-year secured promissory note (the “Note”) with Tilloo, bearing interest at 10% per annum, with no payments due until January 8, 2025, and fully-amortized payments due monthly over the remaining four years of the term thereafter until maturity.  The Note contains customary events of default and is secured by a lien over all the assets and capital shares of EOR created under a Security Agreement, a Security Agreement (Pledge of Corporate Securities), and a Mortgage entered into by and between the Company and Tilloo. As of December 31, 2024, the Company recognized $293,000 of the Note in Current Assets, with the remaining balance of $933,000 (including $104,000 of accrued interest) in Other Assets on the Company’s balance sheetTilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025.  The Company issued a notice of default under the Note to Tilloo in mid-January 2025, and the Company intends to pursue all available avenues and remedies, including potential foreclosure under the security agreement and mortgages securing the secured obligation, to resolve these matters.  Tilloo may not timely pay the Note when due, if at all. However, as the Tilloo Note is fully-secured, the Company believes that should it pursue foreclosure under the security agreement and mortgages, that it would ultimately be made whole, so no reserve allowance is required as of December 31, 2024.

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

The calculation of earnings per share for the years ended December 31, 2024 and December 31, 2023 were as follows (amounts in thousands, except share and per share data):

	2024	2023
Numerator:	(As Restated)	(As Restated)
Net income	$12,293	$1,699

Denominator:
Weighted average common shares – basic	89,234,611	87,031,692

Dilutive effect of common stock equivalents:
Options	1,626	-

Denominator:
Weighted average common shares – diluted	89,236,237	87,031,692

Earnings per share – basic	$0.14	$0.02
Earnings per share – diluted	$0.14	$0.02

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

NOTE 14 – INCOME TAXES

In conjunction with the restatement for DD&A, we also restated certain balances in the net deferred tax asset / deferred tax liability schedule to correct an additional error. The components of the income tax expense (benefit) for the years ended December 31, 2024, and 2023, respectively, are as follows:

	2024	2023
	(As Restated)	(As Restated)
Current:
Federal	-	-
State	-	-
Total current expense/(benefit)	-	-

Deferred:
Federal	(7,335)	-
State	80	-
Total deferred tax expense/(benefit)	(7,255)	-

Income tax expense (benefit)	(7,255)	-

The income tax expense (benefit) reported in our consolidated statement of operations is different from the federal income tax expense (benefit) computed using the federal statutory rate. The following table reconciles the U.S. federal statutory income tax rate in effect for the years ended December 31, 2024, and December 31, 2023 (in thousands):

	2024	2023
	(As Restated)	(As Restated)
Statutory expense/(benefit)	1,058	357
State tax, net	3,233	291
Permanent differences	86	49
Deferred tax adjustments	14,749	346
Change in valuation allowance	(26,381)	(1,043)
Income tax expense (benefit)	(7,255)	-

In 2024, the Company recorded a $7.3 million tax benefit primarily due to the release of the full valuation allowance recorded against deferred taxes in 2023.

Deferred income taxes are provided to reflect temporary differences in the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax-effected temporary differences and net operating loss (“NOL”) carryforwards that comprise our deferred income as of December 31, 2024, and 2023 taxes are as follows (in thousands):

	2024	2023
	(As Restated)	(As Restated)
Deferred tax asset:
Net operating losses	13,974	31,168
Asset retirement obligations	1,566	610
Stock compensation	556	1,356
Right of use liability	56	82
Other	1	7
Deferred tax asset	16,153	33,223
Valuation allowance	-	(26,381)
Deferred tax asset after valuation allowance	16,153	6,842

Deferred tax liabilities:
Oil and gas properties	(8,843)	(6,754)
Right of use asset	(55)	(87)
Deferred tax liability	(8,898)	(6,842)

Net deferred tax asset / deferred tax liability	7,255	-

As of December 31, 2024, and 2023, the Company had deferred tax assets of $7.3 million and $26.4 million, respectively, upon which the Company had a valuation allowance of $0 and $26.4 million, respectively. The net change in the valuation allowance of $26.4 million is due to the release of the valuation allowance.

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $62.3 million, which if not utilized, approximately $10.6 million will begin expiring in 2025 and ending 2037, respectively.  The remaining net operating losses can be carried forward indefinitely and are subject to an 80% taxable income limitation.

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

Based on the available objective evidence, the Company believes it is more likely than not that the net deferred tax assets will be fully realizable based on the Company's ability to generate income in future periods. Accordingly, the Company recorded no valuation allowance against its net deferred tax assets on December 31, 2024.

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

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2024, 2023 and 2022.  Reserves estimates as of December 31, 2024 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report is incorporated herein by reference to Exhibit 99.1 of the Annual Report on Form 10-K which these financial statements are filed with.

	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Combined (MBoe)
Proved developed and undeveloped reserves:
December 31, 2022	11,611	16,379	1,796	16,137
Revisions of previous estimates	(2,011)	216	130	(1,845)
Revisions due to prices	(74)	(76)	(4)	(91)
Purchases in place	121	220	32	189
Extensions, discoveries and other additions	2,470	3,900	472	3,592
Sales in place	(384)	(323)	-	(438)
Production	(375)	(431)	(52)	(499)
December 31, 2023	11,358	19,885	2,374	17,046
Revisions of previous estimates	(2,755)	(2,433)	172	(2,989)
Revisions due to prices	(29)	(43)	(3)	(39)
Purchases in place	471	1,728	253	1,012
Extensions, discoveries and other additions	2,241	4,939	732	3,796
Sales in place	(54)	(154)	(19)	(99)
Production	(439)	(506)	(62)	(585)
December 31, 2024	10,793	23,416	3,447	18,142

For the year ended December 31, 2023:

Revisions of previous estimates: Includes (i) revisions related to increase in leasehold and minerals and expected performance increase of 1,447 MBoe in the D-J Basin Asset based on offset well results, and a decrease of 3,311 MBoe related to removal of PUD locations in Chaveroo Field of our Permian Basin Asset that were moved outside of the five-year development plan, and (ii) upward revision of 19 MBoe due to improved well performance compared to previous estimates.

Revisions due to prices: Downward revision of 91 MBoe due to change in price from December 31, 2022 (YE2022) to December 31, 2023 (YE2023).

Purchases in place: Includes 189 MBoe of purchases of interest in a unit in DJ Basin.

Extensions, discoveries and other additions: Includes extensions of 3,592 MBoe related to the development of operated and non-operated sections in the D-J Basin (2,968 MBoe) and operated sections in Permian Basin (624 MBoe).

Sales in Place: Includes the 438 MBoe sale of our Milnesand assets in New Mexico (NM) and reduction in working interest in a recently developed unit.

Production: Includes 499 MBoe of production from our NM and DJ-Basin assets.

For the year ended December 31, 2024:

Revisions of previous estimates: Includes (i) revisions of 2,841 Mboe related to an increase in leasehold and minerals and expected performance increase of 586 MBoe in the D-J Basin Asset based on offset well results, and a decrease of 3,427 MBoe related to removal of PUD locations in D-J Basin (1,970 Mboe) and Chaveroo Field of our Permian Basin Asset (1,457 MBoe) that were moved outside of the five-year development plan, and (ii) downward revision of 148 MBoe due to reduced well performance compared to previous estimates.

Revisions due to prices:Downward revision of 39 MBoe due to change in price from YE2023 to December 31, 2024 (YE2024).

Purchases in place: Includes 1,012 MBoe of purchases of working interest and mineral interest across several units in DJ-Basin.

Extensions, discoveries and other additions: Includes extensions of 3,796 MBoe related to the development of operated and non-operated sections in the D-J Basin (3,256 MBoe) and operated sections in Permian Basin (540 MBoe).

Sales in Place: Includes 99 MBoe of sale of interests in certain non-operated wellbores in DJ-Basin.

Production: Includes 585 MBoe of production from our NM and DJ-Basin assets.

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

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2024 and 2023, respectively:

Proved Developed Producing Reserves	2024	2023	2022
Crude Oil (MBbls)	2,443	1,869	2,147
Natural Gas (Mmcf)	4,292	2,998	3,150
NGL (MBbls)	630	255	304
Oil Equivalents (MBoe)	3,788	2,624	2,976

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	13	702	146
Natural Gas (Mmcf)	44	1,229	214
NGL (MBbls)	7	144	38
Oil Equivalents (MBoe)	27	1,051	220

Proved Undeveloped Reserves
Crude Oil (MBbls)	8,337	8,787	9,319
Natural Gas (Mmcf)	19,079	15,659	13,016
NGL (MBbls)	2,809	1,975	1,454
Oil Equivalents (MBoe)	14,327	13,372	12,942

Proved Reserves
Crude Oil (MBbls)	10,793	11,358	11,612
Natural Gas (Mmcf)	23,415	19,886	16,380
NGL (MBbls)	3,446	2,374	1,796
Oil Equivalents (MBoe)	18,142	17,046	16,137

Proved Undeveloped Reserves

The following table is a reconciliation of the change in our PUD reserves for the periods indicated below (quantities in net MBoe):

Proved undeveloped reserves, December 31, 2022	12,942
Transfers to proved developed	(809)
Extensions, discoveries and other additions	3,592
Revisions of prior estimates	(2,353)
Proved undeveloped reserves, December 31, 2023	13,372
Transfers to proved developed	--
Extensions, discoveries and other additions	3,796
Revisions of prior estimates	(2,841)
Proved undeveloped reserves, December 31, 2024	14,327

For the year ended December 31, 2023, total proved undeveloped reserves (PUDs) increased by 430 MBoe to 13,372 MBoe, primarily related to the following:

•	Transfer of 809 MBoe from PUD to proved developed reserves in D-J Basin (561 MBoe) and Permian Basin Asset (248 MBoe) based on total capital expenditures during 2023;

•	Extensions of 3,592 MBoe related to the development of operated and non-operated sections in the D-J Basin (2,968 MBoe) and operated sections in Permian Basin (624 MBoe); and

•

Revisions related to increase in leasehold and minerals and expected performance increase of 1,447 MBoe in the D-J Basin Asset based on offset well results, and a decrease of 3,311 MBoe related to removal of PUD locations in Chaveroo of our Permian Basin Asset outside of the five-year development plan and decrease of 489 Mboe primarily related to reduced working interest in a recently developed unit.

For the year ended December 31, 2024, total proved undeveloped reserves (PUDs) increased by 955 MBoe to 14,327 MBoe, primarily related to the following:

•	Extensions of 3,796 MBoe related to the development of operated and non-operated sections in the D-J Basin (3,256 MBoe) and operated sections in Permian Basin (540 MBoe); and

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

There was also a material weakness in the preparation of the 2024 and 2023 tax provisions.

For the year ended December 31, 2024, the material weakness was due to the improper inclusion of additional prior period net operating losses (“NOL”) in calculation of the tax provision. This misstatement resulted in an overstatement of our tax benefit and deferred income tax account of approximately $5.5 million.

For the year ended December 31, 2023, the material weakness was due to a lack of a reconciliation between the provision tax basis to the tax return, primarily related to the tax basis of the Company’s oil and gas properties, which created an unidentified historical return to provision adjustment in the previous year.  However, in the previous year, the impact was a footnote-only disclosure because there was a full valuation allowance compared to the release of the valuation allowance in the current year. This identified disclosure misstatement in the tax footnote for 2023 in the amount of $8.7 million affecting gross deferred tax assets ($1.9 million), gross deferred tax liabilities ($6.8 million), and valuation allowance ($8.7 million) was corrected with the restatement of 2023 footnote. There was no impact on net deferred tax balances.

We plan to implement new controls and procedures designed to address the identified material weaknesses in the preparation of the tax provision. In particular, the Company’s Chief Accounting Officer will ensure that appropriate NOL amounts are included in the preparation of the tax provision and a reconciliation of the provision tax basis to the tax return is adequately performed prior to submission to our audit firm. The Company believes that this new control and procedure will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

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

Mr. Crook holds a BBA in Finance & PLM from the University of Oklahoma and an MBA from the University of Texas at Austin

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

The Company determined that the restatements described in the explanatory note at the beginning of this Annual Report on Form 10-K would not result in the recoupment of any compensation because none of the Company’s prior incentive compensation was based on the achievement of any specific net income or other milestones which were affected by these restatements (notably EBITDA, which was not affected by these restatements).  Accordingly, the restatement did not impact the Company’s executive compensation payments and the Company determined that there were no payments required to be pursued under the Company’s Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation.

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

Jody D Crook. On December 7, 2024, the Company appointed Jody Crook to the office of Chief Commercial Officer of the Company, effective January 1, 2025. The Company and Mr. Crook entered into an Offer Letter, dated December 8, 2024 (the “Crook Offer Letter”), which provides for the appointment of Mr. Crook to the office of Chief Commercial Officer, effective January 1, 2025, at an annual salary of $280,000, with a discretionary annual cash bonus of up to 40% of his then-current salary, a guaranteed cash bonus of $100,000 payable in January 2025, and, subject to Board approval and the Company’s 2021 Plan, the grant of a number of shares of restricted Company Common Stock equal to (x) $250,000 divided by (y) the then-current fair market value of the Company Common Stock as determined under the 2021 Plan, vesting 1/3 per year over three years following the date of grant, subject to Mr. Crook’s continued employment with the Company. Mr. Crook is also eligible to receive additional bonuses from time to time, in cash or equity, in the discretion of the Board. The Crook Offer Letter includes customary confidentiality requirements and conflict of interest provisions. The agreement can be terminated at any time, for any reason, by either party, with thirty days prior written notice.

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

146

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)(C)
Equity compensation plans approved by stockholders (1)	1,835,667	$1.12	6,545,000	(2)
Equity compensation plans not approved by stockholders	-		-
Total	1,835,667	$1.12	6,545,000

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

	2024	2023
Audit Fees (1)	$236	$239
Audit-Related Fees (2)	-	-
Tax Fees (3)	53	53
All Other Fees (4)	72	48
Total	$361	$340

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

(3) Exhibits required by Item 601 of Regulation S-K

					Incorporated By Reference
Exhibit No.	Description	Filed or furnished With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Sales Agreement, dated December 20, 2024 between PEDEVCO Corp., Roth Capital Partners, LLC and A.G.P./Alliance Global Partners		8-K	1.1	12/20/2024	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	3/27/2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	6/26/2018	001-35922
3.6	Bylaws of PEDEVCO Corp. (formerly Blast Energy Services, Inc.)		8-K	3.3	3/6/2008	333-64122
3.7	Amendment to the Bylaws (December 3, 2012)		8-K	3.1	12/6/2012	000-53725
3.8	Amendment to Bylaws (October 21, 2016)		8-K	3.1	10/21/2016	001-35922
3.9	Amendment to Bylaws (August 25, 2022)		8-K	3.1	8/26/2022	001-35922
4.1	Description of Securities of the Registrant		10-K	4.1	3/30/2020	001-35922
4.2	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	10/23/2013	333-191869
10.1	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Restricted Shares Grant Agreement **		S-8	4.2	10/31/2013	333-192002
10.2	PEDEVCO Corp. 2012 Equity Incentive Plan - Form of Stock Option Agreement **		S-8	4.3	10/31/2013	333-192002
10.3	PEDEVCO Corp. - Form of Indemnification Agreement **		10-K	10.11	3/31/2014	001-35922
10.4	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore **		10-K	10.2	3/31/2014	001-35922
10.5	Gas Purchase Contract, dated December 1, 2011, by and between DCP Midstream, LP and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014		10-K	10.43	3/31/2014	001-35922
10.6	Gas Purchase Contract, dated April 1, 2012, as amended, by and between Sterling Energy Investments LLC and Continental Resources, Inc., assigned to Red Hawk Petroleum, LLC by Continental Resources, Inc. effective March 7, 2014		10-K	10.44	3/31/2014	001-35922

10.7	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore **	10-K	10.58	3/31/2014	001-35922
10.8	Offer Letter with J. Douglas Schick as President dated August 1, 2018**	8-K	10.4	8/1/2018	001-35922
10.9	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018**	8-K	10.1	12/3/2018	001-35922
10.1	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan**	S-8	4.1	8/29/2019	333-233525
10.11	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.**	8-K	10.3	3/31/2020	001-35922
10.12	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.**	8-K	10.5	3/31/2020	001-35922
10.13	PEDEVCO Corp. 2021 Equity Incentive Plan**	8-K	10.1	9/1/2021	001-35922
10.14	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement**	S-8	99.3	9/1/2021	333-259248
10.15	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement**	S-8	99.2	9/1/2021	333-259248
10.16	Amendment No. 3 to Employment Agreement between PEDEVCO Corp. and Clark R. Moore**	8-K	10.4	1/27/2022	001-35922
10.17#	Participation Agreement, dated September 12, 2023, entered into by and between PEDEVCO Corp. and Evolution Petroleum Corporation	8-K	10.1	9/13/2023	001-35922
10.18	Stock Purchase Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.1	11/9/2023	001-35922
10.19	Promissory Note dated November 9, 2023, executed by Tilloo Exploration and Production, LLC	8-K	10.2	11/9/2023	001-35922
10.20	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.3	11/9/2023	001-35922
10.21	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.4	11/9/2023	001-35922
10.22	Mortgage dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.5	11/9/2023	001-35922

10.23	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan**	8-K	10.1	8/30/2024	001-35922
10.24	Credit Agreement dated September 11, 2024, by and among PEDEVCO Corp., as borrower, and Citibank N.A., as Administrative Agent, and the Lenders Party Thereto	8-K	10.1	9/11/2024	001-35922
10.25	Amendment No. 2 to Offer Letter between PEDEVCO Corp. and J. Douglas Schick, dated December 9, 2024**	8-K	10.3	12/11/2024	001-35922
10.26	Offer Letter with Jody Crook dated December 8, 2024**	8-K	10.4	12/11/2024	001-35922
14.1	Code of Ethics and Business Conduct	8-K/A	14.1	8/8/2012	000-53725
19.1♦	PEDEVCO Corp. First Amended and Restated Policy on Insider Trading**	10-K	19.1	3/31/2025	001-35922
21.1♦	List of Subsidiaries of PEDEVCO CORP.	10-K	21.1	3/31/2025	001-35922
23.1	Consent of Marcum LLP	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97.1	PEDEVCO Corp., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation **	10-Q	10.2	11/9/2023	001-35922
99.1♦	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2024	10-K	99.1	3/31/2025	001-35922
99.2	Charter of the Nominating and Corporate Governance Committee	8-K	99.1	9/5/2013	001-35922
99.3	Charter of the Compensation Committee	8-K	99.2	9/5/2013	001-35922
99.4	Charter of the Audit Committee	8-K	99.3	9/5/2013	001-35922
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K/A, included in the Exhibit 101 Inline XBRL Document Set.	X

♦	Filed as an Exhibit to the Original Form 10-K.
X	Filed herewith.
*	Furnished herein.
**	Indicates management contract or compensatory plan or arrangement.

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

PEDEVCO Corp.

October 29, 2025	By:	/s/ J. Douglas Schick
J. Douglas Schick
President, Chief Executive Officer, and Director
(Principal Executive Officer)

October 29, 2025	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

