Form 10-K/A
period 2024-12-31
PEDEVCO CORP
filed 2025-10-31
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Auditor Name -Marcum llp      Auditor Location - Houston, Texas     Auditor ID - 688

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PEDEVCO Corp. (“we,” “us,” “PEDEVCO” or the “Company”) is filing this Amendment No. 3 on Form 10-K/A (the “Form 10-K/A” or “Amendment No. 3”) to amend and restate certain items in Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2025 (“Amendment No. 2”), which amended the original Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2025, as amended by Amendment No. 1 thereto, filed with the SEC on May 12, 2025 (as amended through Amendment No. 1 thereof, the “Original Form 10-K”).

This Amendment is being filed for the purpose of correcting the Report of Marcum llp included in Amendment No. 2 (the “Report”) to correct the administrative error related to the second paragraph of such Report which should have referred to the restatement of the 2024, 2023 and 2022 financial statements of the Company, and which Amendment No. 2 incorrectly referred only to the 2023 and 2022 financial statements.

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

Amendment No. 2 and this Amendment No. 3 includes restated audited financial statements for the Affected Period which address and correct the Error.

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

Amendment No. 2 and this Amendment No. 3 also includes the Comprehensive Financial Statements, restated to address the Error as discussed above.

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

The Original Form 10-K included restated Consolidated Financial Statements as of and for the years ended December 31, 2023 and 2022, which are also included in this Amendment No. 3 and Amendment No. 2.

Updates of Disclosure by Registrants Engaged in Oil and Gas Producing Activities

In addition to the matters discussed above, this Amendment No. 3 and Amendment No. 2 includes the following new or revised information in order to confirm compliance with Items 1200 through 1208 of Regulation S-K: (a) a new table under “Part I – Item 1. Business – Production, Sales Price and Production Costs”, to disclose production, by final product sold, of oil, gas, and other products, such as natural gas liquids; (b) an expanded table under “Part I – Item 1. Business – Well Summary”, to additionally include wells with royalty interests as of the end of the fiscal years presented; (c) an expanded table under “Part I – Item 1. Business – Drilling Activity”, to include our present activities, including the number of gross and net wells in the process of being drilled, completed, or waiting on completion, and any other related activities of material importance as of December 31, 2024; (d) updated information under “Part I – Item 1. Business – Oil and Natural Gas Reserves”, to include a discussion of the technologies used to establish the appropriate level of certainty for the estimates of reserves; (e) a new table and narrative discussion under “Proved Reserves Summary” in the notes to Audited Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data” to include a discussion of the changes in total proved reserves to more clearly align explanations and associated quantities to the corresponding line items in the reserves reconciliation and an expansion of the tabular presentation of proved developed and proved undeveloped reserves by individual product type to also include the net quantities at the beginning of the initial year shown in the reconciliation; and (f) to modify our reconciliations showing the changes in proved undeveloped reserves for 2023 and 2024 to separately present and quantify the types of changes under “Proved Reserves Summary” in the notes to Audited Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data”.

Internal Control Considerations

In connection with the restatement of the financial statements for the Affected Period, the Company concluded its disclosure controls and procedures as of December 31, 2024 remained ineffective due to the unremeditated material weaknesses previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Form 10-K, as well as the identification of an additional material weakness in internal control over financial reporting related to the errors described above. Please refer to Part II, Item 9A of this Amendment No. 3.

Items Amended in this Filing

This Amendment No. 3 amends and restates the following items of the Original Form 10-K:

•	Part I, Item 1, “Business,”
•	Part I, Item 1A, “Risk Factors,”
•	Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”
•	Part II, Item 8, “Financial Statements and Supplementary Data,”
•	Part II, Item 9A, “Controls and Procedures,” and
•	Part IV, Item 15. Exhibits and Financial Statement Schedules.

This Amendment No. 3 is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement of the Affected Period and to address the items discussed above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Unless the context otherwise requires, references to our “Annual Report on Form 10-K” herein refer to this Amendment No. 2.

In accordance with applicable SEC rules, this Amendment No. 3 includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 and 32.2, as required by Rule 12b-15. This Amendment No. 3 also contains an updated audit report in Part II, Item 8.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PEDEVCO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (operations), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America

Restatement of 2024, 2023 and 2022 Financial Statements

As discussed in Note 4 to the consolidated financial statements, the consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31 2024, 2023 and 2022 have been restated to correct misstatements.

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

Houston, Texas

March 31, 2025, except for the effects of the restatement described in Note 4, which is dated October 29, 2025

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

PEDEVCO Corp.

October 31, 2025	By:	/s/ J. Douglas Schick
J. Douglas Schick
President, Chief Executive Officer, and Director
(Principal Executive Officer)

October 31, 2025	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer (Principal Financial and Accounting Officer)

