Form 10-Q
period 2025-09-30
PEDEVCO CORP
filed 2025-11-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

At November 13, 2025, there were 95,519,352 shares of the Registrant’s common stock outstanding.

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

Forward-looking statements may include statements about:

●	our business strategy;
●	our reserves;
●	our technology;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	our ability to successfully integrate the assets and operations of the Acquired Companies (as defined and discussed below), including the planned benefits of such transaction;
●	timing and amount of future production of oil and natural gas;
●	the availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including in particular additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
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

●	our future operating results;
●	future acquisition transactions;
●	our estimated future reserves and the present value of such reserves; and
●	our plans, objectives, expectations and intentions contained in this Quarterly Report are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2024, filed with the SEC on October 31, 2025. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

Assets	September 30, 2025 (Unaudited)	December 31, 2024 (Restated)
Current assets:
Cash and cash equivalents	$10,922	$4,010
Note receivable, current	-	293
Accounts receivable – oil and gas	5,002	7,995
Prepaid expenses and other current assets	229	917
Total current assets	16,153	13,215

Oil and gas properties:
Oil and gas properties, subject to amortization, net	93,431	95,070
Oil and gas properties, not subject to amortization, net	14,400	8,442
Total oil and gas properties, net	107,831	103,512

Note receivable	-	933
Operating lease – right-of-use asset	256	224
Deferred income taxes	7,833	7,255
Other assets	3,815	3,210
Total assets	$135,888	$128,349

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,295	$2,625
Accrued expenses	1,339	2,255
Revenue payable	2,208	1,266
Operating lease liabilities – current	178	99
Asset retirement obligations – current	616	663
Total current liabilities	14,636	6,908

Long-term liabilities:
Operating lease liabilities, net of current portion	79	129
Asset retirement obligations, net of current portion	5,805	5,708
Total liabilities	20,520	12,745

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 92,519,352 and 89,495,267 shares issued and outstanding, respectively	93	89
Additional paid-in capital	228,634	227,013
Accumulated deficit	(113,359)	(111,498)
Total shareholders’ equity	115,368	115,604
Total liabilities and shareholders’ equity	$135,888	$128,349

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Oil and gas sales	$6,961	$9,050	$22,669	$28,977

Operating expenses:
Lease operating costs	2,095	2,556	8,305	8,635
Selling, general and administrative expense	1,525	1,343	4,815	4,221
Impairment of oil and gas properties	165	-	907	-
Depreciation, depletion, amortization and accretion	4,010	3,055	11,213	10,782
Total operating expenses	7,795	6,954	25,240	23,638

Gain on sale of oil and gas properties	-	735	1,021	735
Note receivable – credit loss	-	-	(1,378)	-

Operating income (loss)	(834)	2,831	(2,928)	6,074

Other income (expense), net:
Interest income	69	84	196	326
Interest expense	(102)	-	(102)	-
Gain on sale of fixed asset	-	-	-	12
Other income (expense)	378	-	395	(43)
Total other income	345	84	489	295
Income (loss) before income taxes	(489)	2,915	(2,439)	6,369
Income tax benefit	164	-	578	-

Net (loss) income	$(325)	$2,915	$(1,861)	$6,369

Earnings (loss) per common share:
Basic	$(0.00)	$0.03	$(0.02)	$0.07
Diluted	$(0.00)	$0.03	$(0.02)	$0.07

Weighted average number of common shares outstanding:
Basic	92,161,635	89,428,310	91,482,504	89,147,092
Diluted	92,161,635	89,428,310	91,482,504	89,147,092

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(1,861)	$6,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	11,213	10,782
Impairment of oil and gas properties	907	-
Note receivable – credit loss	1,378	-
Amortization of right-of-use asset	122	83
Amortization of deferred financing costs	102	-
Share-based compensation expense	1,486	1,401
Disposition of escrow cash account	-	50
Deferred income taxes	(578)	-
Gain on sale of oil and gas properties, net	(1,021)	(735)
Gain on disposal of fixed asset	-	(12)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	2,882	467
Note receivable accrued interest	(41)	(78)
Prepaid expenses and other assets	(62)	(543)
Accounts payable	7,271	(1,088)
Accrued expenses	(9,835)	(6,041)
Revenue payable	942	(2,108)
Net cash provided by operating activities	12,905	8,547

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(8,905)	(23,134)
Cash received for sale of oil and gas properties	2,923	1,115
Cash received for sale of vehicle	-	12
Cash paid for vehicle	-	(91)
Net cash used in investing activities	(5,982)	(22,098)

Cash Flows From Financing Activities:
Proceeds from issuance of shares, net of offering costs	139	-
Net cash provided by investing activities	139	-

Net increase (decrease) in cash and restricted cash	7,062	(13,551)
Cash and restricted cash at beginning of period	6,607	20,715
Cash and restricted cash at end of period	$13,669	$7,164

Supplemental Disclosure of Cash Flow Information
Noncash investing and financing activities:
Change in accrued oil and gas development costs	$(8,843)	$5,009
Changes in estimates of asset retirement costs, net	$476	$56
Issuance of restricted common stock	$4	$2

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

(amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2024 (Restated)	89,495,267	$89	$227,013	(111,498)	$115,604
Issuance of restricted common stock	1,844,118	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	140	140
Balances at March 31, 2025	91,339,385	91	227,486	(111,358)	$116,219
Issuance of common stock for cash proceeds, net	489,967	1	138	-	139
Share-based compensation	-	-	474	-	474
Net loss	-	-	-	(1,676)	(1,676)
Balances at June 30, 2025	91,829,352	92	228,098	(113,034)	$115,156
Issuance of restricted common stock	690,000	1	(1)	-	-
Share-based compensation	-	-	537	-	537
Net income	-	-	-	(325)	(325)
Balances at September 30, 2025	92,519,352	$93	$228,634	$(113,359)	$115,368

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2023	87,250,267	$87	$225,156	$(126,477)	$98,766
Issuance of restricted common stock	2,105,000	2	(2)	-	-
Share-based compensation	-	-	475	-	475
Net income	-	-	-	773	773
Balances at March 31, 2024	89,355,267	89	225,629	(125,704)	100,014
Rescinded restricted common stock	(70,000)
Share-based compensation	-	-	462	-	462
Net income	-	-	-	2,681	2,681
Balances at June 30, 2024	89,285,267	89	226,091	(123,023)	103,157
Issuance of restricted common stock	210,000	-	-	-	-
Share-based compensation	-	-	464	-	464
Net income	-	-	-	2,915	2,915
Balances at September 30, 2024	89,495,267	$89	$226,555	$(120,108)	$106,536

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the interim unaudited consolidated financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K/A (Amendment No. 3) for the year ended December 31, 2024, filed with the SEC on October 31, 2025 (the “2024 Annual Report”), have been omitted.

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

The consolidated balance sheet as of September 30, 2025 reflects the amounts from the December 31, 2024 consolidated financial statements that were corrected and restated based on the following (in thousands):

	As of December 31, 2024
CORRECTED CONSOLIDATED BALANCE SHEET	As Previously Reported	Impact of Adjustment	As Restated
Deferred income taxes	$12,751	$(5,496)	$7,255
Total assets	133,845	(5,496)	128,349
Accumulated deficit	(106,002)	(5,496)	(111,498)
Total shareholders’ equity	121,100	(5,496)	115,604
Total liabilities and shareholders’ equity	133,845	(5,496)	128,349

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

As discussed in greater detail below in Note 16, on October 31, 2025, the Company closed the transactions contemplated by an Agreement and Plan of Merger dated October 31, 2025 (the “Merger Agreement”), between the Company, NP Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“First Merger Sub”), COG Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Second Merger Sub,” and together with First Merger Sub, the “Merger Subs”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG,” and together with NPOG, the “Acquired Companies”), and, solely for purposes of the specified provisions therein, North Peak Oil & Gas Holdings, LLC, a Delaware limited partnership (“North Peak”).

Pursuant to the Merger Agreement, (a) First Merger Sub merged with and into NPOG, with NPOG being the surviving entity and a wholly-owned subsidiary of PEDEVCO and (b) Second Merger Sub merged with and into COG, with COG being the surviving entity and a wholly-owned subsidiary of PEDEVCO (the “Mergers”).

Because the Mergers closed on October 31, 2025, after the period covered by this Report, the operations, assets, liabilities and other financial information of the Acquired Companies are not included in the consolidated financial statements included herein.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2024 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. While the adoption of this ASU will modify the Company’s disclosures, it will not have an impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows in its consolidated financial statements.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Oil sales	$6,176	$8,250	$19,430	$26,656
Natural gas sales	377	176	1,542	799
Natural gas liquids sales	408	624	1,697	1,522
Total oil and gas sales	$6,961	$9,050	$22,669	$28,977

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of September 30, 2025.

NOTE 5 – CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash	$10,922	$4,010
Restricted cash included in other assets*	2,747	2,597
Total cash and restricted cash	$13,669	$6,607

* Increase in restricted cash is related to additional collateral for a surety bond required by the Colorado Bureau of Land Management with respect to the Company’s Colorado operations.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2025 (in thousands):

	December 31, 2024*	Additions	Disposals	Transfers	September 30, 2025
Oil and gas properties, subject to amortization	$210,039	$3,296	$(288)	$5,561	$218,608
Oil and gas properties, not subject to amortization	14,738	14,452	(2,028)	(5,561)	21,601
Asset retirement costs	4,326	476	(91)	-	4,711
Accumulated depreciation and depletion	(81,015)	(10,591)	-	-	(91,606)
Accumulated impairment	(44,576)	(907)	-	-	(45,483)
Total oil and gas properties, net	$103,512	$6,726	$(2,407)	$-	$107,831

*Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation, which had no effect on the previously reported total assets, total liabilities, total shareholders’ equity, results of operations or cash flows.

For the nine-month period ended September 30, 2025, the Company incurred $17,220,000 of capital costs primarily related to the Company’s completion operations with respect to four operated wells drilled and completed with a third-party as well as five lift conversions in the Permian Basin. The Company also participated in the drilling and/or completion of 23 non-operated wells in the D-J Basin for which production has yet to begin ranging from 8% to 44% working interest. Additionally, the Company acquired approximately 100 net mineral acres and 296 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $194,000 and $334,000, respectively.

For the nine-month period ended September 30, 2025, the Company recorded an impairment of oil and gas properties of $907,000 related to undeveloped leases representing 1,034 net acres in the D-J Basin that it allowed to expire or had no plans to drill prior to expiration.

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

In April 2025, the Company sold all of its operated production in Weld County, Colorado to a private buyer for an adjusted price of $606,000. The sale included wellbore and surface equipment only for the Company’s 17 operated wells in its D-J Basin Asset, with the Company retaining ownership in all its existing leasehold. The effective date of the sale is January 1, 2025. As a result, the Company recorded a gain on sale of oil and gas properties of $1,021,000 in its consolidated statements of operations for the nine months ended September 30, 2025.

On September 12, 2023, the Company and Evolution Petroleum Corporation (“Evolution”) entered into a Participation Agreement for the joint development of approximately 16,000 gross leasehold acres divided into twelve “Development Blocks” within the Company’s Permian Basin Asset, in which the parties may jointly develop by drilling and completion of up to nine horizontal San Andres wells in each Development Block. The Company received net proceeds of $366,000 and serves as the operator. Evolution acquired a 50% working interest share in existing leases, covering the initial two Development Blocks (which equals Evolution’s share of the acreage portion for nine drilling locations therein), and upon completion of the wells in each Development Block, Evolution will have the right, but not the obligation, to acquire a 50% working interest share in the next Development Block in exchange for the payment of $450 per net acre of existing leases held by the Company in such block, and participate on a 50% working interest share basis in the drilling and completion of up to nine horizontal San Andres wells in such Development Block. Pursuant to the Participation Agreement, in June 2024, Evolution acquired a 50% working interest share in Existing Leases covering approximately 811 net acres located in the third, fourth and fifth Development Blocks in exchange for the payment of $365,000 in total proceeds to the Company. Additionally, in September 2025, Evolution acquired a 50% working interest share in Existing Leases covering approximately 640 net acres located in the eighth Development Block in exchange for the payment of $288,000 in total proceeds to the Company.

Depletion expense recorded for production on proved properties for the three and nine months ended September 30, 2025 and 2024, amounted to $3,783,000, compared to $3,100,000, and $10,591,000, compared to $10,307,000, respectively.

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

Tilloo failed to make its initial installment payment on January 8, 2025, and has not made any subsequent payments as of September 30, 2025. The Company issued a notice of default under the Note to Tilloo in mid-January 2025 and sought to work with Tilloo into April 2025 in an effort to either restructure the Note or arrange for the sale of the assets securing the same to an unaffiliated third-party buyer, with proceeds of such sale to be applied toward repayment of the Note. On September 18, 2025, Tilloo filed a civil lawsuit against the Company in the District Court of Harris County, Texas, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. The Company is currently in the process of preparing a response and intends to vigorously defend against these allegations, and make appropriate counterclaims against Tilloo, where available. Due to Tilloo’s sustained default and a determination by the Company that the prospect of recovery is remote, the Company wrote off the outstanding balance of the Note in the second quarter of 2025. As such, the outstanding balance of the Note as of September 30, 2025 is nil.

Accordingly, a $1,267,000 note receivable – credit loss has been recognized in the consolidated statements of operations for the nine months ended September 30, 2025. However, the Company continues to consider avenues and remedies available to collect on all amounts due and owing to the Company from Tilloo. Additionally, the Company has fully written off post-closing adjustments receivable due from Tilloo related to the sale of EOR in the amount of $111,000. These write-offs reflect the Company's decision that the carrying value of the Note and post-closing adjustments receivable are no longer recoverable. Taken together, the Company recognized a total of $1,378,000 in note receivable – credit loss in the consolidated statements of operations for the nine months ended September 30, 2025.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Nine Months Ended September 30, 2025
Balance at the beginning of the period (1)	$6,371
Accretion expense	583
Liabilities settled	(504)
Disposition of liabilities	(505)
Changes in estimates, net	476
Balance at end of period (2)	$6,421

(1) Includes $663,000 of current asset retirement obligations at December 31, 2024.

(2) Includes $616,000 of current asset retirement obligations at September 30, 2025.

In New Mexico, the Company, through its New Mexico operating subsidiary Ridgeway Arizona Oil Corp. (“RAZO”), has entered into a Stipulated Final Order (“SFO”) with Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During the nine months ended September 30, 2025, the Company reimbursed the OCD $504,000 in plugging and abandoning costs related to the SFO.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating lease for office space that requires Accounting Standards Codification (“ASC”) Topic 842 treatment, discussed below.

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. However, at the time of implementation the Company maintained no debt, and in order to apply an appropriate discount rate, the Company used a borrowing rate obtained from a financial institution at which it maintains banking accounts.

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

Supplemental cash flow information related to the Company’s operating office lease is included in the table below (in thousands):

Nine Months Ended
September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities	$122

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 30, 2025
Operating lease – right-of-use asset	$256

Operating lease liabilities - current	$178
Operating lease liabilities - long-term	79
Total lease liability	$257

The weighted-average remaining lease term for the Company’s operating lease is 1.4 years as of September 30, 2025, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2025	$47
2026	191
Thereafter	32
Total lease payments	270
Less imputed interest	(13)
Total lease liability	$257

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercise options to extend such leases, if available, in exchange for payment of additional cash consideration. In the D-J Basin, no net acres expire during the remainder of 2025, and 7,229 net acres expire within the next two-year period (net to our direct ownership interest only). In the Permian Basin, no net acres are due to expire during the remainder of 2025, and no net acres expire within the next two-year period (net to our direct ownership interest only). The Company plans to hold significantly all of this acreage through a program of drilling and completing producing wells. If the Company is not able to drill and complete a well before lease expiration, the Company may seek to extend leases where able.

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

Milnesand Sale Dispute and Tilloo Note Default and Litigation

On November 4, 2024, the Company received correspondence from legal counsel to Tilloo Exploration & Production, LLC seeking to recover damages which Tilloo is alleging were caused by alleged intentional misrepresentations made by principals of the Company to principals of Tilloo in connection with Tilloo’s acquisition of the Milnesand and Sawyer fields in New Mexico from the Company for aggregate consideration of $1,122,436 effective August 1, 2023 (the “Milnesand Sale”), which consideration was paid to the Company by Tilloo via a five-year secured promissory note with 10% annual interest and no payments due until January 8, 2025 (the “Tilloo Note”). The Company does not believe any misrepresentations were made by the Company or its principals in the Milnesand Sale and that the claims will fail as a matter of law. The Company has not received any correspondence from Tilloo regarding the allegations made in November 4, 2024 correspondence subsequent to receipt of the same from Tilloo, and Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025. The Company issued a notice of default under the Tilloo Note to Tilloo in mid-January 2025. On September 18, 2025, Tilloo filed a civil lawsuit against the Company in the District Court of Harris County, Texas, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. The Company is currently in the process of preparing a response and intends to vigorously defend against these allegations, and make appropriate counterclaims against Tilloo, where available. The Company does not anticipate that the Company will incur any material losses related thereto.

Phoenix Litigation

Upon the consummation of the Mergers, effective October 31, 2025, a wholly-owned subsidiary of NPOG, Navigation Powder River, LLC (“NPRLLC”), became an indirect wholly-owned subsidiary of the Company.  On July 31, 2025, NPRLLC and Phoenix Energy One, LLC (“Phoenix”) entered into that certain Purchase and Sale Agreement (the “Phoenix PSA”) whereby NPRLLC agreed to sell to Phoenix certain oil and gas properties located in Campbell and Converse Counties. On September 10, 2025, NPRLLC filed a Petition against Phoenix in the Business Court of Texas (Navigation Powder River, LLC v. Phoenix Energy One, LLC, Eleventh Business District, Texas Business Court, Houston, TX) alleging a breach of contract by Phoenix Energy for its failure to consummate the transactions contemplated by the Phoenix PSA.  The Company intends to vigorously pursue its claims in an effort to secure a favorable ruling from the court.  If the matter is ultimately not resolved in the Company’s favor, the Company estimates that its potential loss will be the approximately $7.7 million purchase price consideration due from Phoenix under the Phoenix PSA, provided that NPRLLC would retain the oil and gas properties in full.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2025, the Company granted an aggregate of 2,534,118 restricted stock awards to various employees and board members of the Company (see Note 11 below).

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

On July 7, 2025, the Company appointed John K. Howie to the Company's Board of Directors and as consideration for Mr. Howie joining the Board of Directors, the Board granted Mr. Howie 150,000 shares of restricted common stock of the Company under the Company’s 2021 Equity Incentive Plan, as amended, which shares vest on July 7, 2026, contingent to Mr. Howie’s continued service with the Company. These shares have a total fair value of $92,000, based on the market price on the grant date.

On August 28, 2025, an aggregate of 540,000 restricted stock awards were granted to three board members under the Company’s 2021 Equity Incentive Plan, as amended. The grant of the 540,000 shares of restricted common stock vest as follows: 100% of 200,000 shares, 100% of 200,000 shares and 100% of 140,000 shares vesting on January 1, 2026, July 12, 2026 and September 27, 2026, respectively, contingent upon each recipient’s continued service with the Company. These shares have a total fair value of $313,000, based on the market price on the grant date.

Stock-based compensation expense recorded relating to the vesting of restricted stock for the three and nine months ended September 30, 2025 and 2024, was $482,000 and $396,000 and $1,320,000 and $1,191,000, respectively. The remaining unamortized stock-based compensation expense at September 30, 2025 related to restricted stock was $1,460,400.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recognized stock option expense of $55,000 and $68,000 and $166,000 and $210,000, respectively. The remaining amount of unamortized stock options expense at September 30, 2025 was $155,000.

The intrinsic value of outstanding and exercisable options at September 30, 2025 was $-0-.

Option activity during the nine months ended September 30, 2025, was:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2024	1,835,667	$1.12	2.4
Granted	464,000	$0.85
Expired/Canceled	(215,667)	$1.68
Outstanding at September 30, 2025	2,084,000	$1.00	2.5
Exercisable at September 30, 2025	1,156,666	$1.14	1.6

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

The calculation of earnings (loss) per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(325)	$2,915	$(1,861)	$6,369

Denominator:
Weighted average common shares – basic	92,161,635	89,428,310	91,482,504	89,147,092

Dilutive effect of common stock equivalents:
Options	-	-	-	-

Denominator:
Weighted average common shares – diluted	92,161,635	89,428,310	91,482,504	89,147,092

Earnings per share – basic	$(0.00)	$0.03	$(0.02)	$0.07
Earnings per share – diluted	$(0.00)	$0.03	$(0.02)	$0.07

For the three and nine months ended September 30, 2025 and 2024, share equivalents related to options to purchase 2,294,000, compared to 1,835,667, and 2,294,000 compared to 1,835,667, shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 13 – INCOME TAXES

 The Company’s effective tax rate was approximately 23.7% and 0.0% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was primarily due to recognized tax benefits in the current period compared to the impact of the full valuation allowance recorded in the prior period. As a result, the Company recognized an income tax benefit of $578,000 for the period ended September 30, 2025.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes, among other things, a permanent extension of 100% bonus depreciation for certain capital expenditures and modifications to the interest expense limitation under Section 163(j). In accordance with ASC Topic 740, Income Taxes, the effects of the tax law are recognized in the period of enactment and therefore not reflected in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. The Company is evaluating the potential tax impacts of the OBBBA on the consolidated financial statements.

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

NOTE 15 – SUBSEQUENT EVENTS

Merger Agreement

On October 31, 2025 (the “Closing”) we entered into an Agreement and Plan of Merger, with NP Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, COG Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, North Peak Oil & Gas, LLC, a Delaware limited liability company, Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company, and, solely for purposes of the specified provisions therein, North Peak Oil & Gas Holdings, LLC, a Delaware limited partnership.

Pursuant to the Merger Agreement, (a) First Merger Sub merged with and into NPOG, with NPOG being the surviving entity and a wholly owned subsidiary of PEDEVCO and (b) Second Merger Sub merged with and into COG, with COG being the surviving entity and a wholly owned subsidiary of PEDEVCO.

Subject to the terms and conditions of the Merger Agreement, all of the issued and outstanding limited liability company interests of each of the Acquired Companies were automatically converted into the right to receive an aggregate of 10,650,000 validly issued, fully paid and nonassessable shares of newly designated Series A Convertible Preferred Stock of PEDEVCO (the “Merger Preferred Shares”), par value $0.001 per share (the “PEDEVCO Series A Preferred Stock”), which shares were issued to Century Oil and Gas Holdings, LLC, a Delaware limited liability company (“Century”) and North Peak. The PEDEVCO Series A Preferred Stock will automatically convert into shares of common stock of PEDEVCO, par value $0.001 per share (the “PEDEVCO common stock” and an “Automatic Conversion”), at a ratio of 10-to-1, immediately following the expiration of the twenty calendar day period commencing on the distribution of an information statement to PEDEVCO’s shareholders in accordance with Rule 14c-2 of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (the “Automatic Conversion Date”). The Merger Preferred Shares will convert on the Automatic Conversion Date into an aggregate of 106,500,000 shares of PEDEVCO common stock.

Pursuant to the Merger Agreement, we agreed to prepare and file with the SEC, as promptly as reasonably practicable, but in any event within 20 days after the Closing Date, in a form mutually agreeable to the parties to the Merger Agreement, an information statement pursuant to Schedule 14C of the Exchange Act (the “Information Statement”) and to use commercially reasonable efforts to resolve any SEC comments on such Information Statement after receipt thereof, and to have the Information Statement cleared by the SEC staff as promptly as reasonably practicable.

On November 13, 2024, the Company, the Merger Subs, the Acquired Companies and North Peak, entered into a First Amendment to Agreement and Plan of Merger, pursuant to which each of the parties agreed that the Information Statement shall be prepared and filed with the SEC, as soon as reasonably practicable by the Company.

The acquisition will be accounted for as a business combination under the acquisition method of accounting pursuant to ASC 805. The initial accounting for the business combination is in process, which includes a valuation analysis to value the assets and liabilities assumed as a result of the transaction. As such, the impact on the condensed consolidated financial statements cannot be estimated at this time.

Shareholder Agreement

At the Closing, PEDEVCO entered into a Shareholder Agreement with Century, North Peak (together, the “Juniper Shareholder”), and, for certain limited provisions, Dr. Simon G. Kukes, the then Executive Chairman of PEDEVCO and The SGK 2018 Revocable Trust (a trust which Dr. Simon serves as trustee and beneficiary of). The agreement grants the Juniper Shareholder board nomination rights from the Closing until the Automatic Conversion Date, including the ability to designate one board nominee and one non-voting observer. Following the Automatic Conversion Date, the Board will consist of six directors, with Juniper’s nominees determined by their ownership percentage of Conversion Shares. The Juniper Shareholder may nominate up to three directors, including one independent director, with rights decreasing as ownership declines. The Juniper Shareholder also retains the right to remove or replace its directors, subject to Board approval and suitability requirements under SEC and NYSE standards. At least one Juniper Shareholder director will serve on each Board committee (except the audit committee), and will chair the Compensation and Governance Committees, subject to limited exceptions.

The Shareholder Agreement also grants the shareholders registration rights, requiring PEDEVCO to use commercially reasonable efforts to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the PEDEVCO Series A Preferred Stock within 45 days of the Automatic Conversion Date, using Form S-3 or Form S-1 if necessary. Shareholders may request underwritten offerings of at least $10 million, subject to customary agreements and underwriter approval, with limits on frequency and “grace periods” for delays. Piggyback registration rights allow participation in offerings by the Company or other holders, subject to underwriter and priority rules. The Company will pay related expenses and indemnify shareholders against certain Securities Act of 1933, as amended liabilities. The Shareholder Agreement became effective at the Closing and will terminate according to its terms.

PIPE Offering

Concurrently with the Closing of the Mergers, certain investors (the “PIPE Investors”) subscribed for and purchased an aggregate of 6,363,637 shares of PEDEVCO Series A Preferred Stock (the “PIPE Preferred Shares”), at a price per share equal to $5.50 per share (the “Purchase Price”), pursuant to their entry into Series A Convertible Preferred Stock Subscription Agreements in favor of the Company (the “Subscription Agreements”). When converted in full, the PIPE Preferred Shares will convert into 63,636,370 shares of PEDEVCO common stock (the “PIPE Conversion Shares”).

The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of PEDEVCO is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity partially owned and controlled by J. Douglas Schick, the Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of PEDEVCO ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a member of the Board, is trustee and beneficiary ($550,000); (f) Jody D. Crook, the Chief Commercial Officer of PEDEVCO ($25,003); (g) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (h) Reagan T. Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of PEDEVCO at the Closing ($52,503) and (i) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of PEDEVCO at the Closing ($52,503). The PIPE Financing closed concurrently with the Mergers and the $35,000,004 of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

Second Amended and Restated Designation of Series A Convertible Preferred Stock

In preparation for the Closing, the Board of Directors approved the Second Amended and Restated Certificate of Designations establishing the rights, preferences, and limitations of PEDEVCO’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) on October 29, 2025, which was filed with the Texas Secretary of State on October 31, 2025. A total of 17,013,637 shares of Series A Preferred Stock were designated. Except as required by law or the designation, Series A Preferred Stock holders have no voting rights, except the right to elect one director (the “Series A Director”) until the Automatic Conversion Date, with Josh Schmidt serving as the initial director.

Holders of Series A Preferred Stock are entitled to certain protective provisions, requiring approval by a majority in interest of outstanding shares for actions such as amending governing documents, changing board composition, issuing new securities, major acquisitions or disposals, indebtedness above $500,000, executive appointments, and other material corporate actions. The holders of Series A Preferred Stock are provided no dividend rights, and in the event of liquidation, dissolution, or winding-up, Series A holders receive distributions pari passu with common shareholders, as if their shares were converted to common stock. The Series A Preferred Stock converts into PEDEVCO common stock automatically on the Automatic Conversion Date in a ratio of 10-for-1, subject to standard adjustments for splits, dividends, or recapitalizations.

Support Agreements

At the Closing, PEDEVCO entered into a Support Agreement with North Peak and certain officers, directors, and employees of the Company (collectively, the “Supporting Persons”), including Dr. Kukes, the SGK 2018 Revocable Trust, Mr. Schick, Mr. Moore, Mr. Paul Pinkston (Chief Accounting Officer), Mr. Crook, Mr. Howie (a then member of the Board), Mr. Scelfo (a then member of the Board), and Mr. Evans (a then member of the Board). Under the agreement, the Supporting Persons irrevocably delivered a written consent to approve certain corporate actions and agreed not to withdraw it, to refrain from any actions that could hinder or delay the transactions contemplated by the Merger Agreement, and to take all reasonable steps to ensure completion, including the Automatic Conversion of PEDEVCO Series A Preferred Stock. Until the Automatic Conversion occurs, they may not transfer, pledge, or encumber their PEDEVCO equity or act contrary to the agreement, except for transfers to controlled affiliates, estate planning vehicles, or bona fide gifts with transferee compliance. Support Agreements with Dr. Kukes and the SGK 2018 Revocable Trust also permit them to sell or transfer up to three million shares of PEDEVCO common stock without restriction.

Restricted Stock Awards

Contingent and effective upon the Closing, the Company granted (i) 2,000,000 shares of restricted PEDEVCO common stock under the Company’s 2021 Equity Incentive Plan, as amended (the “2021 Plan”) to Mr. J. Douglas Schick, a member of the Board and the President and Chief Executive Officer of the Company, (ii) 500,000 shares of restricted PEDEVCO common stock under the 2021 Plan to Mr. Clark R. Moore, the Company’s Executive Vice President, General Counsel and Secretary, (iii) 300,000 shares of restricted PEDEVCO common stock under the 2021 Plan to Mr. Jody Crook, the Chief Commercial Officer of the Company, and (iv) an aggregate of 200,000 shares of restricted PEDEVCO common stock under the 2021 Plan to two other PEDEVCO employees. Each of the restricted shares granted to Mr. Moore, Mr. Crook, and the two other employees, and 1,000,000 of the shares granted to Mr. Schick, vest (i) 1/3 on the one year anniversary of the grant date; (ii) 1/3 on the two year anniversary of the grant date; and (iii) 1/3 on three year anniversary of the grant date; in each case subject to the recipient being an employee of or consultant to the Company on such vesting date, and further subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and each recipient. A total of 1,000,000 of the restricted shares issued to Mr. Schick vest if the 30-day average closing price of the PEDEVCO common stock equals or exceeds $0.90 (as adjusted for stock splits) within four years after the Closing (the “price trigger”), with the earliest possible vesting date being 30 days after the one year anniversary of the Closing, and subject to the following further vesting provisions: (a) if the price trigger is met between 1 year and 30 days and two years after Closing, one-third of the shares vest immediately and the rest vest on the second and third anniversaries of the grant date; (b) if the price trigger is met between years 2 and 3 after Closing, two-thirds of the shares vest immediately and one-third vests on the third anniversary of the Closing; and (c) if the price trigger is met after the third anniversary of the Closing, all shares will vest immediately. If the price trigger is not met by the fourth anniversary of the Closing, all 1,000,000 shares subject to the price trigger will be forfeited. Such share vesting is also further subject to the terms and conditions of a Restricted Shares Grant Agreement entered into by and between the Company and Mr. Schick.

Amended and Restated Credit Agreement

On October 31, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated that prior senior secured revolving credit agreement entered into on September 11, 2024 (the “Original Credit Agreement”) among the Company, as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (the “Lenders”).

The A&R Credit Agreement has a maturity date of October 31, 2029. The A&R Credit Agreement provides for an initial borrowing base and aggregate elected commitments of $120 million and an aggregate maximum revolving credit amount of $250 million. The borrowing base is scheduled to be redetermined on December 1, 2025, and thereafter semiannually on or about April 1 and October 1 of each calendar year, commencing on April 1, 2026, and is subject to additional adjustments from time to time, including for certain asset sales, elimination or reduction of hedge positions and title defects.

The A&R Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur additional liens, enter into mergers and consolidations, make or declare dividends, make investments and loans, engage in transactions with affiliates, sell assets and enter into certain hedging transactions. In addition, the A&R Credit Agreement is subject to customary events of default for a facility of this size and type, including a change in control. If an event of default occurs and is continuing, the administrative agent may, with the consent of majority lenders, or shall, at the request of the majority lenders, accelerate any amounts outstanding and terminate lender commitments.

Borrowings under the A&R Credit Agreement may be alternate base rate (“ABR”) loans or SOFR loans, at the election of the Company. Interest is payable quarterly for ABR loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at the forward- looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) for a one, three or six-month interest period plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized. ABR loans bear interest at a rate per annum equal to the greatest of: (i) the prime rate as publicly announced by Citibank; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted forward-looking term rate based on SOFR for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized. The Company also pays a commitment fee on unused commitment amounts under its facility of 37.5 basis points or 50 basis points, depending on the percentage of the borrowing base utilized. The Company may repay any amounts borrowed under the A&R Credit Agreement prior to the maturity date without any premium or penalty, and is required to repay certain portions of the amounts borrowed under the A&R Credit Agreement upon the occurrence of certain events.

The A&R Credit Agreement provides for certain representations and warranties, and affirmative and negative covenants of the Company, in each case as are customary for a facility of this size and type, including the maintenance of the following financial ratios: (i) a current ratio, which is the ratio of the Company’s consolidated current assets (including unused commitments under the A&R Credit Agreement and excluding non- cash derivative assets) to its consolidated current liabilities (excluding the current portion of long-term debt under the A&R Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Net Debt to EBITDAX (each as defined in the A&R Credit Agreement) for the prior four fiscal quarters, of not greater than 3.0 to 1.0.

The Company is required to hedge at least 75% of its projected proved developed producing reserves (PDP) oil and gas production at the time of entry into the A&R Credit Agreement, for the first 24 months of the agreement, and 50% of its projected PDP of oil and gas production for months 25-36. Afterward, within 60 days after each fiscal quarter, the Company must show it has hedged at least 50% of expected oil and gas production for the next 18 months. The Company may hedge crude oil, natural gas, or natural gas liquids (on a barrel of oil equivalent basis) to meet these requirements, but may not hedge more than 75% of anticipated production (on a barrel of oil equivalent basis) for any month.

Executive Employment Agreements

On October 31, 2025, the Company entered into Employment Agreements (the “Employment Agreements”), with each of (a) J. Douglas Schick, its President and Chief Executive Officer; (b) Clark R. Moore, its Executive Vice President, General Counsel and Secretary; and (c) Jody D. Crook, its Chief Commercial Officer (the “Executives”). All of the agreements were substantially identical, other than as to: Salary: Mr. Schick ($425,000 per year); Mr. Moore ($294,000 per year); and Mr. Crook ($280,000 per year); Targeted Bonus: Mr. Schick (60% of his salary per year); Mr. Moore (50% of his salary per year); and Mr. Crook (50% of his salary per year); Paid time off: Mr. Schick (five weeks); Mr. Moore (five weeks); and Mr. Crook (four weeks); Severance: Mr. Schick (2.5 times his annual base salary and targeted annual bonus); Mr. Moore (2 times his annual base salary and targeted annual bonus); and Mr. Crook (1 times his annual base salary and targeted annual bonus); and Section 280G gross-up (as discussed below): Mr. Schick ($1,500,000); Mr. Moore ($600,000); and Mr. Crook (none).

Pursuant to the Employment Agreements, which replaced and superseded all prior employment agreements and offer letters between the Company and the Executives, Mr. Schick will continue to serve as President and Chief Executive Officer of the Company; Mr. Moore will continue to serve as Executive Vice President, General Counsel and Secretary; and Mr. Crook will continue to serve as Chief Commercial Officer of the Company. Additionally, for so long as Mr. Schick serves as Chief Executive Officer of the Company, he is required to be nominated for re-election to the Board.

Pursuant to the Employment Agreements, each Executive’s salary is payable in accordance with the Company’s normal payroll practices, and is subject to annual review, with no reduction in salary permitted. The Executives are each also eligible to receive an annual bonus with a targeted percentage of base salary as described above, payable based on achievement of performance objectives and provided that each Executive remains employed through the end of the applicable fiscal year to which the annual bonus relates. Separately, each Executive is eligible for grants of equity awards, including options, restricted stock, restricted stock units, or similar awards, pursuant to terms to be agreed in writing.

The agreements provide for certain payments and benefits upon the termination of employment of each Executive. If the Executive’s employment is terminated by the Company without cause, due to a Disability, by the Executive for Good Reason, or due to death, the Executive is entitled to receive a lump sum cash payment equal to the amount of base salary and target annual bonus as discussed above under “severance”, acceleration of all unvested equity awards (with performance-based awards vesting at the greater of target or actual achievement through the termination date), and any stock options remaining exercisable for 12 months following such termination, and, if elected, reimbursement of COBRA premiums for up to (30 months - Mr. Schick; 24 months - Mr. Moore; and 12 months - Mr. Crook), subject to certain conditions.

Severance payments are conditioned on the applicable Executive signing a standard separation agreement, which includes customary releases and covenants, and any cash severance will be paid on the second regular payroll date following the release becoming effective. Equity acceleration will occur within fourteen days of the release, subject to applicable tax and plan timing rules. Each Employment Agreement also contains provisions intended to minimize excise taxes under Section 4999 of the Internal Revenue Code, including a gross-up payment subject to a cap through December 31, 2026 (discussed above, except for Mr. Crook, whose agreement does not include a gross-up right) and a “best results” alternative if applicable.

Executive Offer Letters

In connection with the closing of the Mergers, the Company entered into offer letters with each of (a) Reagan Tuck (R.T.) Dukes; and (b) Robert “Bobby” J. Long, which replaced and superseded all prior employment agreements between such persons and the Acquired Companies (the “Offer Letters”). Pursuant to the Offer Letters, Mr. Dukes agreed to serve as Chief Operating Officer of the Company and Mr. Long agreed to serve as Chief Financial Officer of the Company, and to report to the Company’s President and Chief Executive Officer. Each executive’s employment is at- will and may be terminated by either the executive or the Company at any time, with or without cause.

The officers will receive a base salary of (a) $300,000 per year (Mr. Dukes); and (b) $280,000 per year (Mr. Long), payable in accordance with the Company’s normal payroll practices, subject to annual review. Each officer is eligible for a discretionary annual cash performance bonus of up to 50% of his base salary, pro-rated for partial years, in the sole discretion of the Company. The executives may also be considered for equity awards, including restricted stock or options, at the discretion of the Board. Each officer also will receive a one-time bonus of $1,750, payable within thirty days of their employment start date, subject to continued employment with the Company on such payment date.

Each officer is required to maintain the confidentiality of the Company’s proprietary information and to perform the duties of their position, as assigned, to the satisfaction of the President and Chief Executive Officer.

The offer letters provide for certain severance benefits if the Company terminates an officer without cause including (a) six months of base salary and 100% of the executive’s 2025 annual bonus, if terminated prior to December 31, 2025, and (b) 100% of the 2025 bonus (if terminated after December 31, 2025, and prior to the payment of such 2025 bonus), plus the targeted annual bonus for any subsequent year of termination, and, if elected by the executive, continuation of health coverage under COBRA for six months, subject to the officer’s execution of a customary release of claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2024, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 5 of our Annual Report on Form 10‑K/A (Amendment No. 3) for the year ended December 31, 2024, filed with the Securities and Exchange Commission on October 31, 2025.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2025, above.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	General Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

•	Strategy. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

•	Results of Operations and Financial Condition. An analysis of our financial results comparing the three and nine-month periods ended September 30, 2025, and 2024, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”) and in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming. As of September 30, 2025, we held approximately 14,105 net Permian Basin acres located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and which are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), which asset we refer to as our “Permian Basin Asset.” Also as of September 30, 2025, we held approximately 18,489 net D-J Basin acres located in Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, through our wholly-owned subsidiary, PRH Holdings LLC (“PRH”), and which are operated by our wholly-owned operating subsidiary, Red Hawk Petroleum, LLC (“Red Hawk”), which asset we refer to as our “D-J Basin Asset.” As of September 30, 2025, we held interests in 40 gross (34.5 net) wells in our Permian Basin Asset, of which 31 gross (22.1 net) wells are active producers, two are active injectors and two are active salt water disposal wells, all of which were held by PEDCO and operated by RAZO, and interests in 52 gross (5.7 net) wells in our D-J Basin Asset held by PRH, and 17 wells that had an after-payout interest. On April 3, 2025, and effective January 1, 2025, in order to reduce plugging and abandonment liabilities and recurring operational expenses, the Company sold all of its legacy 17 gross (15.4 net) operated wells in its D-J Basin Asset, with the Company retaining ownership in all its existing leasehold, which legacy wells no longer provided meaningful oil and gas production to the Company.

As discussed in greater detail above in “Part I – Financial Information—Item 1. Financial Statements—Note 15 - Subsequent Events”, on October 31, 2025 (the “Closing Date”), the Company closed the transactions contemplated by an Agreement and Plan of Merger dated October 31, 2025 (the “Merger Agreement”), between the Company, NP Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“First Merger Sub”), COG Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Second Merger Sub,” and together with First Merger Sub, the “Merger Subs”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG,” and together with NPOG, the “Acquired Companies”), and, solely for purposes of the specified provisions therein, North Peak Oil & Gas Holdings, LLC, a Delaware limited partnership (“North Peak”).

Pursuant to the Merger Agreement, (a) First Merger Sub merged with and into NPOG, with NPOG being the surviving entity and a wholly-owned subsidiary of PEDEVCO and (b) Second Merger Sub merged with and into COG, with COG being the surviving entity and a wholly-owned subsidiary of PEDEVCO (the “Mergers”).

Because the Mergers closed on October 31, 2025, after the period covered by this Report, the operations, assets, liabilities and other financial information of the Acquired Companies are not included in the financial statements included herein.

The Acquired Companies own substantial oil-weighted producing assets and significant leasehold interest in the D-J Basin and Powder River Basin located in Wyoming (the “Powder River Basins”).

Highlights of the Combined Company

•	Positions PEDEVCO as a Premier Publicly-Traded Rockies-Focused Operator: The addition of substantial, oil-weighted, production and a large acreage position across the Northern DJ Basin and Powder River Basin (“PRB”), together with PEDEVCO’s existing DJ Basin production and acreage, transforms PEDEVCO into a premier publicly-traded Rockies-focused operator with approximately 320,000 net acres.

•	Strong Cash Generation with Extensive Potential Drilling Inventory: The combined company generates significant cash flow, supported by its relatively high percentage oil production and competitive cost structure. With its large acreage position in the DJ Basin and Powder River Basin, combined with the multiple formations being developed in such areas, the Company has identified well over a decade of potential future drilling inventory on its existing position.

•	Low-Cost Operator and Conservative Capital Structure: PEDEVCO remains a low-cost operator with low general and administrative expenses (G&A) and a conservative capital structure, which it expects to maintain in the future.

•	Positioned for Organic Growth and Strategic Consolidation: PEDEVCO has thirty-two wells of varying working interest that have recently been completed or are scheduled to be completed in Q4 2025 and early Q1 2026, which are expected to generate material production growth for the Company over the next several months. Additionally, the Company plans to focus on strategic consolidation in its areas of focus with potential acquisitions possible, with the goal of delivering accretion and operational synergies to the benefit of shareholders, while maintaining a healthy capital structure.

Strategy

We believe that horizontal development and exploitation of conventional and unconventional oil and gas assets in the Rockies region including the D-J and Powder River Basins, represent among the most economic oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as target other acquisitions in the Rockies region that fit our acquisition criteria. We believe there is a significant opportunity to build a leading oil and gas company in the Rockies region through both organic growth and acquisitions on terms that are more attractive than what we see in other oil and gas producing basins.

Specifically, we seek to increase stockholder value through the following strategies:

•

Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the D-J Basin, Powder River Basin, and Permian Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs, will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. In areas we deem highly economic and do not have a high enough working interest to serve as operator, we seek to participate in projects if returns match or exceed other projects in our portfolio. Due to the fragmented nature of acreage positions in some of our holdings our ownership interest does not always allow for us to serve as operator. Our net capital expenditures for 2025 are estimated at the time of this filing to range between $42 million to $45 million. This estimate includes a range of $40 million to $43.5 million for drilling and completion costs on our Permian Basin and D-J Basin Assets (of which we have incurred approximately $16.7 million through September 30, 2025) and approximately $1.5 million in estimated capital expenditures for electronic submersible pump (ESP) purchases, rod pump conversions, recompletions, well cleanouts, leasing, facilities, remediation and other miscellaneous capital expenses (of which we have incurred approximately $0.5 million through September 30, 2025) . Approximately $5.7 million of capital was added to the 2025 budget after the closing of the Mergers. We anticipate that approximately 78% to 80% of our expected capital expenditures for 2025 will be allocated to development in the D-J Basin under our February 2025 joint development agreement entered into with a large private equity-backed D-J Basin operator and our Participation Agreement and Area of Mutual Interest (“AMI”) entered into in August 2024 with a private operator discussed below, and the Mergers. These estimates do not include expenditures for acquisitions or other projects that may arise but are not currently anticipated. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) public or private debt or equity financings, including up to $7.6 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”)(discussed in greater detail below under “Liquidity and Capital Resources—Financing” (under which we have sold 489,967 shares to date), and (iv) funding through credit or loan facilities, including under the Company’s reserve-based lending facility (“RBL”) with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $120 million and an aggregate maximum revolving credit amount of $250 million (of which $87 million has been drawn down by the Company to date), as discussed in greater detail below under “Liquidity and Capital Resources”. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2025.

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

Merger Agreement

As discussed above, on October 31, 2025, we closed the transactions contemplated by the Merger Agreement and consummated the Mergers.

PIPE Offering

Concurrently with the Closing of the Mergers, certain investors (the “PIPE Investors”) subscribed for and purchased an aggregate of 6,363,637 shares of PEDEVCO Series A Preferred Stock (the “PIPE Preferred Shares”), at a price per share equal to $5.50 per share (the “Purchase Price”), pursuant to their entry into Series A Convertible Preferred Stock Subscription Agreements in favor of the Company (the “Subscription Agreements”). When converted in full, the PIPE Preferred Shares will convert into 63,636,370 shares of PEDEVCO common stock (the “PIPE Conversion Shares”).

The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of PEDEVCO is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity partially owned and controlled by J. Douglas Schick, the Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of PEDEVCO ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a member of the Board, is trustee and beneficiary ($550,000); (f) Jody D. Crook, the Chief Commercial Officer of PEDEVCO ($25,003); (g) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (h) Reagan T. Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of PEDEVCO at the Closing ($52,503) and (i) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of PEDEVCO at the Closing ($52,503). The PIPE Financing closed concurrently with the Mergers and the $35,000,004 of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

Second Amended and Restated Designation of Series A Convertible Preferred Stock

In preparation for the Closing, the Board of Directors approved the Second Amended and Restated Certificate of Designations establishing the rights, preferences, and limitations of PEDEVCO’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) on October 29, 2025, which was filed with the Texas Secretary of State on October 31, 2025. A total of 17,013,637 shares of Series A Preferred Stock were designated. Except as required by law or the designation, Series A Preferred Stock holders have no voting rights, except the right to elect one director (the “Series A Director”) until the Automatic Conversion Date, with Josh Schmidt serving as the initial director.

Holders of Series A Preferred Stock are entitled to certain protective provisions, requiring approval by a majority in interest of outstanding shares for actions such as amending governing documents, changing board composition, issuing new securities, major acquisitions or disposals, indebtedness above $500,000, executive appointments, and other material corporate actions. The holders of Series A Preferred Stock are provided no dividend rights, and in the event of liquidation, dissolution, or winding-up, Series A holders receive distributions pari passu with common shareholders, as if their shares were converted to common stock. The Series A Preferred Stock converts into PEDEVCO common stock automatically on the Automatic Conversion Date in a ratio of 10-for-1, subject to standard adjustments for splits, dividends, or recapitalizations.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month and nine-month periods ended September 30, 2025, and 2024, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2025, vs. Three Months Ended September 30, 2024

We reported a net loss for the three-month period ended September 30, 2025, of $0.3 million, or ($0.00) per common share, compared to net income for the three-month period ended September 30, 2024 of $2.9 million or $0.03 per share. The decrease in net income of $3.2 million, when comparing the current period to the prior year’s period, was primarily due to a $0.8 million increase in total operating expense (which includes an impairment of oil and gas properties of $0.2 million), coupled with a decrease of revenues of $2.1 million and a $0.7 million gain in sale of oil and gas properties in the prior period offset with $0.2 million increased in other income (each discussed in more detail below) and an income tax benefit of $0.2 million (see Note 13 – Income Taxes, in the notes to the consolidated financial statements above under “Part I – Financial Information—Item 1. Financial Statements”).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended
	September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	96,864	108,810	(11,946)	(11%)
Natural Gas (Mcf)	128,369	142,669	(14,300)	(10%)
NGL (Bbls)	17,007	23,508	(6,501)	(28%)
Total (Boe) (1)	135,266	156,096	(20,830)	(13%)

Crude Oil (Bbls per day)	1,053	1,183	(130)	(11%)
Natural Gas (Mcf per day)	1,395	1,551	(156)	(10%)
NGL (Bbls per day)	185	256	(71)	(28%)
Total (Boe per day) (1)	1,471	1,698	(227)	(13%)

Average Sale Price:
Crude Oil ($/Bbl)	$63.76	$75.82	$(12.06)	(16%)
Natural Gas ($/Mcf)	2.94	1.23	1.71	139%
NGL ($/Bbl)	24.00	26.53	(2.53)	(10%)

Net Operating Revenues (in thousands):
Crude Oil	$6,176	$8,250	$(2,074)	(25%)
Natural Gas	377	176	201	114%
NGL	408	624	(216)	(35%)
Total Revenues	$6,961	$9,050	$(2,089)	(23%)

(1)	Assumes 6 Mcf of natural gas equivalents to one barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended September 30, 2025, decreased $2.1 million, or 23%, to $7.0 million, compared to $9.1 million for the same period a year ago, due to an unfavorable price variance of $1.1 million, due to the average sales price for crude oil and NGL realized by the Company decreasing compared to the three-month period ended September 30, 2024, coupled with an unfavorable volume variance of $1.0 million. Production volume decreased mainly due to the sale of 17 operated wells in the D-J Basin in April 2025, and natural declines from both our third-party D-J Basin wells and our Permian Basin wells along with our drilling partner, which were completed last period and initially produced at much higher rates.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$1,181	$1,603	$(422)	(26%)
Workovers	-	124	(124)	(100%)
Other*	914	829	85	10%
Total Lease Operating Expenses	$2,095	$2,556	$(461)	(18%)

Depreciation, Depletion,
Amortization and Accretion	$4,010	$3,055	$955	31%
Impairment of Oil and Gas Properties	$165	$-	$165	100%

General and Administrative (Cash)	$988	$879	$109	12%
Share-Based Compensation (Non-Cash)	537	464	73	16%
Total General and Administrative Expense	$1,525	$1,343	$182	14%

Gain on Sale of Oil and Gas Properties	$-	$735	$(735)	100%
Interest Expense	$102	$-	$102	100%
Interest Income	$69	$84	$(15)	(18%)
Other Income	$378	$-	$378	100%

* Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease Operating Expenses. The decrease of $0.5 million was primarily due to lower direct and variable lease operating expenses associated with the lower crude oil, natural gas and NGL volumes resulting from the production volume declines noted above.

Depreciation, Depletion, Amortization and Accretion. The $1.0 million increase was primarily the result of additional capital spending related to lift conversions on five operated wells in our Permian Basin Asset and additional accretion expenses from our increased ARO liability from our compliance order with the New Mexico OCD.

Impairment of Oil and Gas Properties. The Company recorded an impairment of oil and gas properties of $0.2 million related to undeveloped leases representing 187 net acres in the D-J Basin that it allowed to expire or currently have no plans to drill prior to expiration, in the current period. There was no impairment in the prior period.

General and Administrative Expenses (excluding share-based compensation). The $0.1 million increase was primarily the result of additional payroll, audit fees and software licensing fees.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased nominally due to the award of certain employee restricted stock and stock-based options. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties. The Company sold leasehold rights to 320 net acres located in the D-J Basin for net cash proceeds of $0.7 million and recognized a gain on sale of oil and gas properties of $0.7 million in the prior period.  We had no sales of oil and gas properties during the current period.

Interest expense. Primarily relates to the amortization of deferred financing costs related to our RBL credit facility in the current period compared to no amortization cost in the prior period.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts and interest on our note receivable (in the prior period), which nominally decreased due to additional cash usage for our operations and no interest on the note receivable, which has been fully written-off. Other income in the current period is related to revenue and tax adjustments from a prior period from a third-party operating partner.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

We reported a net loss for the nine-month period ended September 30, 2025 of $1.9 million, or ($0.02) per share, compared to net income for the nine-month period ended September 30, 2024 of $6.4 million or $0.07 per share. The decrease in net income of $8.2 million, when comparing the current period to the prior year’s period, was primarily due to the recognition of $1.4 million from a note receivable – credit loss related to the full write-off of the Tilloo Note receivable, corresponding accrued interest and posting closing adjustments owed to the Company related to the sale of our EOR subsidiary and other reductions to operating income of 7.9 million (a $6.3 million reduction in revenue, and a $0.9 million impairment to oil and gas properties and a $0.7 million of other operating expenses), offset by a net $0.3 million gain on sale on oil and gas properties when comparing periods and a $0.2 million increase in other income (each discussed in more detail below) and an income tax benefit of $0.6 million (see Note 13 – Income Taxes, in the notes to the consolidated financial statements above under “Part I – Financial Information—Item 1. Financial Statements”).

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended
	September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	299,795	349,185	(49,390)	(14%)
Natural Gas (Mcf)	414,596	420,182	(5,586)	(1%)
NGL (Bbls)	58,013	54,148	3,865	7%
Total (Boe) (1)	426,907	473,363	(46,546)	(10%)

Crude Oil (Bbls per day)	1,098	1,274	(176)	(14%)
Natural Gas (Mcf per day)	1,519	1,534	(15)	(1%)
NGL (Bbls per day)	213	198	15	8%
Total (Boe per day) (1)	1,564	1,728	(164)	(9%)

Average Sale Price:
Crude Oil ($/Bbl)	$64.81	$76.34	$(11.53)	(15%)
Natural Gas ($/Mcf)	3.72	1.90	1.82	96%
NGL ($/Bbl)	29.25	28.11	1.14	4%

Net Operating Revenues (in thousands):
Crude Oil	$19,430	$26,656	$(7,226)	(27%)
Natural Gas	1,542	799	743	93%
NGL	1,697	1,522	175	11%
Total Revenues	$22,669	$28,977	$(6,308)	(22%)

(1)	Assumes 6 Mcf of natural gas equivalents to one barrel of oil.

Total crude oil, natural gas and NGL revenues for the nine-month period ended September 30, 2025, decreased $6.3 million, or 22%, to $22.7 million, compared to $29.0 million for the same period a year ago due to an unfavorable price variance of $3.2 million, due to the average sales price for crude oil realized by the Company decreasing compared to the nine-month period ended September 30, 2024, coupled with an unfavorable volume variance of $3.1 million. Production volume decreased mainly due to the sale of 17 operated wells in the D-J Basin in April 2025, and natural declines from both our third-party D-J Basin wells and our Permian Basin wells along with our drilling partner, which were completed last period and initially produced at much higher rates.

Operating Expenses and Other Income (Expense)

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$4,362	$4,670	$(308)	(7%)
Workovers	709	859	(150)	(17%)
Other*	3,234	3,106	128	4%
Total Lease Operating Expenses	$8,305	$8,635	$(330)	(4%)

Depreciation, Depletion,
Amortization and Accretion	$11,213	$10,782	$431	4%
Impairment of Oil and Gas Properties	$907	$-	$907	100%

General and Administrative (Cash)	$3,329	$2,820	$509	18%
Share-Based Compensation (Non-Cash)	1,486	1,401	85	6%
Total General and Administrative Expense	$4,815	$4,221	$594	14%

Gain on Sale of Oil and Gas Properties	$1,021	$735	$286	39%
Gain on Sale of Fixed Asset	$-	$12	$(12)	(100%)
Note receivable – Credit Loss	$1,378	$-	$1,378	100%
Interest Expense	$102	$-	$102	100%
Interest Income	$196	$326	$(130)	(40%)
Other Income (Expense)	$395	$(43)	$438	1,019%

*Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease Operating Expenses. The decrease of $0.3 million was primarily due to lower direct and variable lease operating expenses associated with the lower crude oil, natural gas and NGL volumes resulting from the production volume declines noted above.

Depreciation, Depletion, Amortization and Accretion. The $0.4 million increase was primarily the result of additional capital spending related to lift conversions on five operated wells in our Permian Basin Asset and additional accretion expenses from our increased ARO liability from our compliance order with the New Mexico OCD.

Impairment of Oil and Gas Properties. The Company recorded an impairment of oil and gas properties of $0.9 million related to undeveloped leases representing 1,034 net acres in the D-J Basin that it allowed to expire or currently have no plans to drill prior to expiration, in the current period. There was no impairment in the prior period.

General and Administrative Expenses (excluding share-based compensation). The $0.5 million increase was primarily the result of additional payroll, audit fees and software licensing fees.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, increased nominally due to the award of certain employee restricted stock and stock-based options. Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Gain on Sale of Oil and Gas Properties. Gain on sale of oil and gas properties related to the Company’s sale of all of its legacy 17 gross (15.4 net) operated wells in its D-J Basin Asset, while the Company sold leasehold rights to 320 net acres located in the D-J Basin for net cash proceeds of $0.7 million and recognized a gain on sale of oil and gas properties of $0.7 million during the prior period

Gain on Sale of Fixed Asset. Relates to the sale of a vehicle and the subsequent purchase of another vehicle in the prior period. We had no sales of fixed assets during the current period.

Note receivable – credit loss. Represents the full write-off our note receivable and accrued interest as well as a post-closing adjustments receivable related to the sale of our then wholly-owned subsidiary EOR Operating Company in November 2023.

Interest expense. Primarily relates to the amortization of deferred financing costs related to our RBL credit facility in the current period compared to no amortization cost in the prior period.

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

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine-month period ended September 30, 2025 were from $22.7 million in sales of crude oil, natural gas and NGLs. The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At September 30, 2025, the Company’s total current assets of $16.1 million exceeded its total current liabilities of $14.6 million, resulting in a working capital surplus of $1.5 million, while at December 31, 2024, the Company’s total current assets of $13.2 million exceeded its total current liabilities of $6.9 million, resulting in a working capital surplus of $6.3 million. The $4.8 million decrease in our working capital surplus is primarily related to an increase in payables and expenses related to our current capital drilling program, when comparing the current period to the prior period (described above).

Financing

The Company has an ongoing $8.0 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). During the month of June 2025, the Company sold an aggregate of 489,967 shares of common stock in five separate sales at a sales prices ranging between $0.716 to $0.801 per share via an ongoing “at the market offering” (for net proceeds of $354,000, which includes $11,000 in commission fees. The Company also incurred $214,000 in initial and subsequent legal and audit-related fees and expenses incurred in connection with the registration and placement of the ATM Offering. As of September 30, 2025, a total of $7.6 million is available for future sales of common stock under the ATM Offering.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remaining portion of our 2025 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our reserve-based lending facility with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $120 million and an aggregate maximum revolving credit amount of $250 million (of which $87 million has been drawn down by the Company to date to fund the Juniper merger), as discussed below, (iv) public or private debt or equity financings, pursuant to the ATM Offering noted above, and (v) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2025.

On October 31, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated that prior senior secured revolving credit agreement entered into on September 11, 2024 (the “Original Credit Agreement”) among the Company, as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (the “Lenders”). The A&R Credit Agreement has a maturity date of October 31, 2029. The A&R Credit Agreement provides for an initial borrowing base and aggregate elected commitments of $120 million and an aggregate maximum revolving credit amount of $250 million. The Company has drawn down $87 million under the Facility as of the filing date of this Report. The A&R Credit Agreement includes customary representations and warranties, and affirmative and negative covenants of the Company for a facility of that size and type, including prohibiting the Company from creating any indebtedness without the consent of the Lenders, subject to certain exceptions, and the maintenance of the following financial ratios: (i) a current ratio, which is the ratio of the Company’s consolidated current assets (including unused commitments under the A&R Credit Agreement and excluding non- cash derivative assets) to its consolidated current liabilities (excluding the current portion of long-term debt under the A&R Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Net Debt to EBITDAX (each as defined in the A&R Credit Agreement) for the prior four fiscal quarters, of not greater than 3.0 to 1.0. The Company is required to hedge at least 75% of its projected proved developed producing reserves (PDP) oil and gas production at the time of entry into the A&R Credit Agreement, for the first 24 months of the agreement, and 50% of its projected PDP of oil and gas production for months 25-36. Afterward, within 60 days after each fiscal quarter, the Company must show it has hedged at least 50% of expected oil and gas production for the next 18 months. The Company may hedge crude oil, natural gas, or natural gas liquids (on a barrel of oil equivalent basis) to meet these requirements, but may not hedge more than 75% of anticipated production (on a barrel of oil equivalent basis) for any month.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by operating activities	$12,905	$8,547
Cash flows used in investing activities	(5,982)	(22,098)
Cash flows provided by financing activities	139	-
Net increase (decrease) in cash and restricted cash	$7,062	$(13,551)

Cash flows provided by operating activities. Net cash used in operating activities increased by $4.4 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net income of $8.2 million coupled with a $0.6 increase in deferred tax asset offset by a $0.4 million decrease in depreciation, depletion and amortization and by a $0.9 million impairment of oil and gas properties, and $1.4 million from a note receivable – credit loss , and a $1.7 million net increase to our other components of working capital (predominantly from increased expenses from our drilling and completion activities).

Cash flows used in investing activities. Although total capital costs (accrued and cash) decreased to $17.7 million this period from $18.1 million last period (see extract table below from our Consolidated Statements of Cash Flows), net cash used in investing activities actually decreased by $16.1 million year-over-year primarily due to a decrease in cash only outlays from our capital spending relating to our drilling and completion activities offset by cash received from the sale of oil and gas properties.

	Nine Months Ended September 30,
	2025	2024
Cash paid for drilling and completion costs	(8,905)	(23,134)
Change in accrued oil and gas development costs	(8,843)	5,009
Total capital costs	(17,748)	(18,125)

Cash flows from financing activities. Consisted of sales of our common stock via our ATM Offering in the current period (discussed above). There were no financing activities in the prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, impairment of oil and gas properties, gain on sale of oil and gas properties, gain on sale of fixed asset and note receivable – credit loss. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(325)	$2,915	$(1,861)	$6,369
Add (deduct)
Interest expense	102	-	102	-
Income tax benefit	(164)	-	(578)	-
Depreciation, depletion, amortization and accretion	4,010	3,055	11,213	10,782
EBITDA	3,623	5,970	8,876	17,151
Add (deduct)
Share-based compensation	537	464	1,486	1,401
Impairment of oil and gas properties	165	-	907	-
Gain on sale of oil and gas properties	-	(735)	(1,021)	(735)
Gain on sale of fixed asset	-	-	-	(12)
Note receivable – credit loss	-	-	1,378	-
Adjusted EBITDA	$4,325	$5,699	$11,626	$17,805

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Accounting Officer (“CAO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CAO concluded as of September 30, 2025, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management's conclusion was the result of the material weaknesses identified during the preparation of the Company's year-end consolidated financial statements and reported in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, that have not yet been remediated as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the Commission on October 31, 2025 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, except as discussed below, and investors are encouraged to review such risk factors in the Annual Report, and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Current PEDEVCO stockholders will have a reduced ownership and voting interest in PEDEVCO after the Automatic Conversion Date compared to their current ownership and will exercise less influence over management.

Based on the number of issued and outstanding shares of PEDEVCO common stock as of the date of this Report, it is expected that, on a fully-diluted basis, current PEDEVCO stockholders are collectively expected to own approximately 47%, and certain affiliates of Juniper are collectively expected to own approximately 53%, of the outstanding shares of PEDEVCO common stock following the Automatic Conversion Date. As a result, current PEDEVCO stockholders will own a smaller percentage of the combined company than they currently own of PEDEVCO, and as a result will have less influence on the management and policies of PEDEVCO post-automatic conversion than they now have on the management and policies of PEDEVCO, as the case may be.

Securities class action and derivative lawsuits may be filed against us, or against our directors, challenging the Mergers.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into and/or closed acquisition, merger or other similar agreements. Mergers like the Mergers are frequently subject to litigation or other legal proceedings, including actions alleging that our Board breached their fiduciary duties to our stockholders by entering into and/or closing the Merger Agreement. We cannot provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, or against our Board, we will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of us or the combined company, including through the possible diversion of company resources or distraction of key personnel.

Combining the businesses of PEDEVCO, the Acquired Companies may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated synergies and other benefits of the Mergers, which may adversely affect the combined company’s business results and negatively affect the value of our common stock.

PEDEVCO and each of the Acquired Companies have operated prior to the closing of the Mergers, independently. The success of the Mergers will depend on, among other things, the ability of PEDEVCO and the Acquired Companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We entered into the Merger Agreement because we believe that the transactions contemplated by the Merger Agreement are fair to and in the best interests of our stockholders and that combining the businesses of PEDEVCO and the Acquired Companies will produce benefits as well as cost savings and other cost and capital expenditure synergies.

PEDEVCO and the Acquired Companies must successfully combine their respective businesses in a manner that permits these benefits to be realized. For example, the following issues, among others, must be addressed in integrating the operations of the companies in order to realize the anticipated benefits of the Mergers:

•	combining the companies’ operations and corporate functions;

•	combining the businesses of PEDEVCO and the Acquired Companies and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Mergers, the failure of which would result in the anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;

•	integrating personnel from the companies;

•	integrating and unifying our reserves and the development of our new PUDs;

•	identifying and eliminating underperforming or uncertain wells;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ administrative and information technology infrastructure;

•	coordinating distribution and marketing efforts; and

•	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

It is possible that the integration process could result in the loss of key employees of PEDEVCO or the Acquired Companies, the disruption of either PEDEVCO’s or the Acquired Companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If the combined company is not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.

In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated synergies and other benefits of the Mergers may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit from the Acquired Companies legal, regulatory, and other risks that occurred prior to the Mergers, whether known or unknown to us, which may be material to the combined company. Actual growth, cost and capital expenditure synergies and other cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the combined company’s management and resources may be focused on the integration of the businesses of the company and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the combined company’s ongoing businesses.

An inability to realize the full extent of the anticipated benefits of the Mergers, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the PEDEVCO common stock following the consummation of the Mergers. Moreover, if the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Mergers, PEDEVCO stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Mergers.

The combined company may not be able to retain suppliers or distributors, or suppliers or distributors may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with the combined company.

As a result of the Mergers, the combined company may experience impacts on relationships with suppliers and distributors that may harm the combined company’s business and results of operations. Certain suppliers or distributors may seek to terminate or modify contractual obligations following the Mergers whether or not contractual rights are triggered as a result of the Mergers. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Mergers. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

Our hedging activities may prevent us from fully benefiting from increases in crude oil, natural gas and NGLs prices and may expose us to other risks, including counterparty risk, and our future production may not be sufficiently protected from any declines in commodity prices by our existing or future hedging arrangements.

We use financial derivative instruments (primarily financial fixed price swaps and collar contracts) to hedge the impact of fluctuations in commodity prices on our results of operations and cash flows. As of the date of this Report we have hedged 2,512,600 Bbls of oil and 2,312,905 MMBTUs of natural gas. Such hedges may prevent us from fully realizing the benefits of increases in commodity prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

After the Automatic Conversion Date, affiliates of Juniper will have the ability to control or significantly influence all matters submitted to the combined company’s stockholders for approval.

After the Automatic Conversion Date, affiliates of Juniper, will, in the aggregate, beneficially own approximately 53% of the combined company’s outstanding shares of capital stock, on a fully diluted basis. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to the combined company’s stockholders for approval, as well as the combined company’s management and affairs. As such, affiliates of Juniper will be able to control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions, subject to requirements under Texas law which require the approval of two-thirds of the outstanding voting stock.

Additionally, from the Closing Date until the Automatic Conversion Date the holders of PEDEVCO Series A Preferred Stock, voting as a separate class, are entitled to elect one member of PEDEVCO’s Board. If a Preferred Director position becomes vacant, a majority in interest in the holders of the PEDEVCO Series A Preferred Stock may fill the vacancy. Any preferred director so elected or appointed serves for the remainder of the original term, subject to prior death, resignation, retirement, disqualification, or removal. A preferred director may be removed, with or without cause, only by the affirmative vote or written consent of the majority in interest of holders of such Series A Preferred Stock. The initial preferred director is Josh Schmidt.

Finally, under the Shareholder Agreement, from and after the Automatic Conversion Date, the Board of Directors of the Company will consist of six directors, or a greater number as approved in accordance with the Company’s organizational documents. On that date, the Juniper Shareholder will have the right to nominate up to three directors (the “Juniper Directors”), including at least one independent director. The Juniper Shareholder’s nomination rights will depend on its, together with its affiliates’, ownership of the shares of common stock issuable upon conversion of the Series A Preferred Stock on the Automatic Conversion Date, as determined on the applicable date of determination as measured relative to the total number of shares of PEDEVCO common stock issued and outstanding on the Automatic Conversion Date (“Juniper Beneficial Ownership”), as follows: if Juniper Beneficial Ownership is 50% or more, it may nominate three Juniper Directors including one which must be an independent director; if Juniper Beneficial Ownership is between 30% and 49.9%, it may nominate two Juniper Directors; if Juniper Beneficial Ownership is between 10% and 29.9%, it may nominate one Juniper Director; and if Juniper Beneficial Ownership is less than 10%, it loses the right to nominate any Juniper Directors. Finally, one independent director will be mutually agreed in writing by the Juniper Shareholder and the Governance Committee, excluding current Juniper Directors on the committee.

The nomination of such Juniper appointed directors is subject to such persons not being prohibited from serving as a member of the Board. In the event any Juniper director ceases serving as a member of the Board of PEDEVCO for any reason, the Juniper Shareholder has the right to designate a replacement, and subject to certain customary exceptions, the Board is required to take all reasonable actions within its control to appoint such replacement person as a member of the Board of the Company to fill such vacancy. The Juniper Shareholder also has the right to remove any Juniper appointed director at any time for any reason.

In some instances Juniper may have interests different than the rest of our stockholders. The influence or control of our company by such persons may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Additionally, the interests of such persons may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

The PEDEVCO Series A Preferred Stock provides the holders thereof certain rights which may have a material adverse effect on our stock price and operations.

As long as any PEDEVCO Series A Preferred Stock is outstanding, PEDEVCO and its subsidiaries may not, without approval of holders of a majority in interest of the outstanding shares of the PEDEVCO Series A Preferred Stock (a “Majority In Interest”), voting as a single class: (a) amend the governing documents of such entity (including as to PEDEVCO, the designation of the PEDEVCO Series A Preferred Stock), or other governing documents in a way that adversely affects rights of the holders of PEDEVCO Series A Preferred Stock; (b) change the size or composition of the board or the committees of the board of such entity; (c) alter the line or nature of the business of such entity; (d) issue securities (including securities convertible, exchangeable or exercisable for equity) ranking pari passu with or senior to the Series A Preferred Stock, or convertible into PEDEVCO common stock (except under approved equity plans); (e) issue securities of the subsidiaries of PEDEVCO; (f) repurchase or redeem equity, except between wholly-owned subsidiaries or under permitted employee plans; (g) declare or pay dividends or similar distributions, except within wholly-owned subsidiaries; (h) effect any merger, consolidation, recapitalization, reclassification, sale of substantially all assets, or other change of control of such entity; (i) adopt any plan of liquidation or dissolution of such entity; (j) complete acquisitions, dispositions, or divestitures exceeding $500,000 in any fiscal year; (k) make or commit to capital expenditures exceeding $250,000, other than in accordance with a budget then in effect, (l) incur indebtedness or issue debt over $500,000, other than in the ordinary course; (m) enter any joint venture or similar alliance; (n) hire, terminate, or designate executive officers, or appoint or remove the board chair; (o) enter into or amend any transaction with shareholders, affiliates, or related parties; (p) adopt or materially modify incentive or equity plans (except existing ones); (q) change auditors or such entity’s fiscal year; (r) commence or settle litigation involving more than $500,000; (s) adopt any shareholder rights plan or “poison pill”; (t) exchange, reclassify, or cancel any PEDEVCO Series A Preferred Stock shares; (u) create exchange rights into PEDEVCO Series A Preferred Stock shares; (v) alter the rights or preferences of the PEDEVCO Series A Preferred Stock to adversely affect the rights thereof; (w) amend or modify any Support Agreement; or (x) announce or commit to any of the foregoing.

Additionally, until the Automatic Conversion Date, the holders of PEDEVCO Series A Preferred Stock, voting as a separate class, are entitled to elect one member of PEDEVCO’s Board. If a Preferred Director position becomes vacant, a Majority in Interest may fill the vacancy. Any Preferred Director so elected or appointed serves for the remainder of the original term, subject to prior death, resignation, retirement, disqualification, or removal. A Preferred Director may be removed, with or without cause, only by the affirmative vote or written consent of the Majority in Interest. The initial Preferred Director is [Josh Schmidt].

The rights and preferences of the PEDEVCO Series A Preferred Stock holders could adversely affect the value and trading price of the PEDEVCO common stock. As discussed above the PEDEVCO Series A Preferred Stock includes certain approval and protective provisions, including the right to appoint one member of our board of directors. These rights give the holders of the PEDEVCO Series A Preferred Stock significant influence over matters that may be important to PEDEVCO common stock holders, including corporate actions and fundamental business decisions. The interests of the holders of the PEDEVCO Series A Preferred Stock may differ from or conflict with those of holders of the PEDEVCO common stock, which could result in decisions that are not aligned with the interests of the PEDEVCO common stock holders. As a result, the market price of the PEDEVCO common stock may be lower than it would be if we did not have PEDEVCO Series A Preferred Stock outstanding or if PEDEVCO Series A Preferred Stock did not include such rights and protections. In addition, the presence of PEDEVCO Series A Preferred Stock with such rights could make the PEDEVCO common stock less attractive to investors or limit the potential appreciation of the PEDEVCO common stock relative to companies that do not have preferred stock with similar rights.

The combined company may be exposed to increased litigation, including stockholder litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, suppliers and other third parties due to the combination of PEDEVCO’s business and the Acquired Companies business following the Mergers. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations. In addition, in the past, stockholders have initiated class action lawsuits against oil and gas companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against the combined company, could cause the combined company to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on the combined company’s business, financial condition and results of operations.

A future reverse stock split may decrease the liquidity of the shares of our common stock.

On October 30, 2025, (a) Dr. Simon Kukes, the then Executive Chairman of PEDEVCO; (b) The SGK 2018 Revocable Trust, a family trust of which Dr. Kukes, serves as trustee and beneficiary; (c) J. Douglas Schick, the Chief Executive Officer, President and member of the Board; (d) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of PEDEVCO; (e) Paul A. Pinkston, the Chief Accounting Officer of PEDEVCO; (f) Jody D. Crook, the Chief Commercial Officer of PEDEVCO; (g) John J. Scelfo, a then member of the Board; (h) H. Douglas Evans, a then member of the Board; and (i) John K. Howie, a member of the Board (collectively, the “Majority Shareholders”), who collectively held more than two-thirds of the combined voting power of the total issued and outstanding PEDEVCO common stock, executed a written consent in lieu of a special meeting of shareholders of PEDEVCO (the “Written Consent”), approving the Merger Agreement and the Mergers, and the shares of PEDEVCO common stock upon conversion of the Series A Preferred Stock shares issued pursuant to the Merger Agreement and Subscription Agreement, and among other things, the grant of discretionary authority to the Company’s Board of Directors to (A) approve an amendment to the Company’s Certificate of Formation, as amended, to effect a reverse stock split of our issued and outstanding shares of PEDEVCO common stock, by a ratio of between one-for-ten to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to October 30, 2026 (the “Reverse Stock Split”), and (B) determine whether to arrange for the disposition of fractional interests by shareholder entitled thereto, to pay in cash the fair value of fractions of a share of PEDEVCO common stock as of the time when those entitled to receive such fractions are determined, or to entitle shareholder to receive from the Corporation’s transfer agent, in lieu of any fractional share, the number of shares of PEDEVCO common stock rounded up to the next whole number (the “Reverse Split Authority”). Pursuant to rules adopted by the SEC under the Exchange Act, an information statement will be filed with the SEC and mailed or provided to the shareholders of the Company in accordance with the Exchange Act and the terms set forth in the Merger Agreement, and the corporate actions discussed above, will become effective no earlier than the 21st day following the mailing date of such information statement.

In the event the Board of Directors moves forward with a Reverse Stock Split in the future, the liquidity of the shares of the PEDEVCO common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that will be outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of the PEDEVCO common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Our Reverse Stock Split may not result in a proportional increase in the per share price of the PEDEVCO common stock.

The Majority Shareholders authorized the Board to affect a Reverse Stock Split in a ratio of between 1-for-10 and 1-for-20. The effect of the Reverse Stock Split on the market price for the PEDEVCO common stock cannot be accurately predicted. In particular, we cannot assure you that the proportionate increase in the prices of the PEDEVCO common stock immediately after the Reverse Stock Split from the prices for shares of the PEDEVCO common stock immediately before the Reverse Stock Split will be maintained for a substantial period of time. It is not uncommon for the market price of a company’s common stock to decline in the period following a Reverse Stock Split. If the market price of the PEDEVCO common stock declines following the Reverse Stock Split, the percentage decline may be greater than would occur in the absence of a Reverse Stock Split. The market price of the PEDEVCO common stock may also be affected by other factors which may be unrelated to the Reverse Stock Split or the number of shares outstanding.

Moreover, because some investors may view the Reverse Stock Split negatively, we cannot assure you that the Reverse Stock Split will not adversely impact the market price of the PEDEVCO common stock. Accordingly, our total market capitalization after the Reverse Stock Split may be lower than the market capitalization before the Reverse Stock Split.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2025, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a)

The below events occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the events below under “Item 1.01 Entry Into a Material Definitive Agreement”, “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and “Item 8.01 Other Events”, instead of a stand-alone Current Report on Form 8-K:

Item 1.01 Entry Into a Material Definitive Agreement.

As discussed in greater detail above in “Part I – Financial Information—Item 1. Financial Statements—Note 15 - Subsequent Events”, on October 31, 2025, the Company closed the transactions contemplated by an Agreement and Plan of Merger dated October 31, 2025, between the Company, NP Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, COG Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, North Peak Oil & Gas, LLC, a Delaware limited liability company, Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company, and, solely for purposes of the specified provisions therein, North Peak Oil & Gas Holdings, LLC, a Delaware limited partnership.

Pursuant to the Merger Agreement, we agreed to prepare and file with the SEC, as promptly as reasonably practicable, but in any event within 20 days after the Closing Date, in a form mutually agreeable to the parties to the Merger Agreement, an information statement pursuant to Schedule 14C of the Exchange Act (the “Information Statement”) and to use commercially reasonable efforts to resolve any SEC comments on such Information Statement after receipt thereof, and to have the Information Statement cleared by the SEC staff as promptly as reasonably practicable.

On November 13, 2024, the Company, the Merger Subs, the Acquired Companies and North Peak, entered into a First Amendment to Agreement and Plan of Merger, pursuant to which each of the parties agreed that the Information Statement shall be prepared and filed with the SEC, as soon as reasonably practicable by the Company.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Change in Principal Accounting/Financial Officer

On, and effective on, November 13, 2025, the Board of Directors of the Company re-appointed Mr. Paul Pinkston, Chief Accounting Officer of the Company, as Principal Accounting Officer and Principal Financial Officer of the Company. Mr. Pinkston had previously served in those roles through the closing of the Mergers on October 31, 2025. The Board of Directors determined that Mr. Pinkston had more familiarity with the Company’s pre-Mergers operations and therefore was more suited to serve in the role of Principal Accounting Officer and Principal Financial Officer in connection with the filing of this Quarterly Report on Form 10-Q, then Robert “Bobby” Long, who was appointed as Chief Financial Officer and Treasurer of the Company on October 31, 2025, had been serving as Principal Accounting Officer and Principal Financial Officer of the Company since October 31, 2025. Effective on November 13, 2025, Mr. Long stepped down from the positions of Principal Accounting Officer and Principal Financial Officer of the Company in connection with Mr. Pinkston’s re-appointment to those positions, but continued to serve as Chief Financial Officer of the Company.

Also on November 13, 2025, the Board of Directors of the Company re-appointed Robert “Bobby” Long, Chief Financial Officer and Treasurer of the Company, as Principal Accounting Officer and Principal Financial Officer of the Company, effective on the business day following the filing date of this Report. Upon Mr. Long’s re-appointment as Principal Accounting Officer and Principal Financial Officer of the Company, Mr. Pinkston will once again step down from such positions, but will continue to serve as Chief Accounting Officer of the Company.

Messrs. Pinkston and Long are not party to any material plan, contract or arrangement (whether or not written) with the Company, except for Indemnification Agreements with the Company in the Company’s customary form, an Offer Letter dated December 1, 2018, between the Company and Mr. Pinkston, described in greater detail in the Company’s definitive proxy statement on Schedule 14A, as filed with the SEC on July 11, 2025 (the “Proxy Statement”), which information is incorporated by reference herein, and an Offer Letter dated October 30, 2025, between the Company and Mr. Long, as described in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on November 3, 2025 (the “November Form 8-K”), which is incorporated by reference herein. Mr. Long also subscribed to purchase shares of the Series A Convertible Preferred Stock of the Company in the Company’s recent October 2025 PIPE financing, pursuant to his entry into a subscription agreement with the Company, also discussed in greater detail in the November Form 8-K. There are no arrangements or understandings between Messrs. Pinkston and Long and any other person pursuant to which Messrs. Pinkston and Long were selected to serve as an officer of the Company, nor are Messrs. Pinkston and Long a participant in any related party transaction required to be reported pursuant to Item 404(a) of Regulation S-K, except as to Mr. Pinkston, those that are described under, or incorporated by reference in, “Certain Relationships and Related Party Transactions” in the Proxy Statement and as to Mr. Long, in connection with his participation in the PIPE financing, as discussed in the November Form 8-K. There are no family relationships between any director or executive officer of the Company, including Messrs. Pinkston and Long.

Biographical information for Messrs. Pinkston (age 57) and Long (age 49), is provided in the Proxy Statement under “Executive Officers-—Paul A. Pinkston, Chief Accounting Officer” and in the November Form 8-K under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers—Appointment of New Executive Officers”, respectively, which information and disclosures are incorporated by reference herein.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

		Incorporated By Reference
No.	Description	Form	Exhibit	Filing Date	File Number
2.1♦	Agreement and Plan of Merger, by and among PEDEVCO Corp., NP Merger Sub, LLC, COG Merger Sub, LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, and, solely for the limited purposes set forth therein, North Peak Oil & Gas Holdings, LLC, dated as of October 31, 2025	8-K	2.1	11/3/2025	001-35922
2.2*

First Amendment to Agreement and Plan of Merger, by and among PEDEVCO Corp., NP Merger Sub, LLC, COG Merger Sub, LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, and, solely for the limited purposes set forth therein, North Peak Oil & Gas Holdings, LLC, dated as of October 31, 2025

3.1	Second Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on October 31, 2025	8-K	3.1	11/3/2025	001-35922
3.2	Amended and Restated Bylaws of PEDEVCO Corp. dated October 29, 2025	8-K	3.2	11/3/2025	001-35922
10.1	PEDEVCO Corp. 2021 Equity Incentive Plan(#)	8-K	10.1	9/1/2021	001-35922
10.2	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan(#)	8-K	10.1	8/30/2024	001-35922
10.3	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement(#)	S-8	99.3	9/1/2021	333-259248
10.4	PEDEVCO Corp. - Form of Indemnification Agreement(#)	8-K	10.11	3/31/2024	001-35922
10.5	Form of Series A Convertible Preferred Stock Subscription Agreement (October 2025 PIPE Financing)	8-K	10.1	11/3/2025	001-35922
10.6	Shareholder Agreement, dated October 31, 2025, by and among PEDEVCO Corp., Century Oil and Gas Holdings, LLC, North Peak Oil & Gas Holdings, LLC, The SGK 2018 Revocable Trust	8-K	10.2	11/3/2025	001-35922
10.7	Form of Support Agreement dated October 31, 2025	8-K	10.3	11/3/2025	001-35922
10.8♦	Amended and Restated Credit Agreement dated as of October 31, 2025, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, and the lenders party thereto	8-K	10.4	11/3/2025	001-35922
10.9#	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	9/1/2021	001-35922
10.10#	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	8/30/2024	001-35922
10.11#	Second Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.7	11/3/2025	001-35922
10.12#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	99.3	9/1/2021	333-259248
10.13#	Employment Agreement dated October 31, 2025, between PEDEVCO Corp. and J. Douglas Schick	8-K	10.1	11/3/2025	001-35922
10.14#	Employment Agreement dated October 31, 2025, between PEDEVCO Corp. and Clark R. Moore	8-K	10.11	11/3/2025	001-35922
10.15#	Employment Agreement dated October 31, 2025, between PEDEVCO Corp. and Jody Crook	8-K	10.12	11/3/2025	001-35922
10.16#	Offer Letter dated October 30, 2025, between PEDEVCO Corp. and Reagan Tuck Dukes	8-K	10.13	11/3/2025	001-35922
10.17#	Offer Letter dated October 30, 2025, between PEDEVCO Corp. and Robert J. Long	8-K	10.14	11/3/2025	001-35922
16.1	Letter from Marcum LLP dated July 8, 2025	8-K	16.1	7/8/2025	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

♦ The schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

November 14, 2025	By:	/s/ J. Douglas Schick
J. Douglas Schick
President and Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 14, 2025	By:	/s/ Paul A. Pinkston
Paul A. Pinkston
Chief Accounting Officer
(Principal Financial and Accounting Officer)

