Form 10-K
period 2025-12-31
PEDEVCO CORP
filed 2026-03-31
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last trading day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of $13.09 on June 30, 2025, the last reported trading price prior to such date, was approximately $23,070,209. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

On March 13, 2026, the Company effected a 20-for-1 reverse stock split of its common stock. The aggregate market value disclosed above reflects the closing price and shares outstanding as of June 30, 2025 and has not been adjusted to give retroactive effect to the reverse stock split.

As of March 27, 2026, 13,300,621 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

REVERSE STOCK SPLIT

On October 29, 2025, stockholders of PEDEVCO Corp. (the “Company”, “we” and “us”) who collectively held more than two-thirds of the combined voting power of the total issued and outstanding shares of Company common stock, executed a written consent in lieu of a special meeting of stockholders of the Company (the “Written Consent”), approving among other things, the grant of discretionary authority to the Company’s Board of Directors (the “Board”) to (A) approve an amendment to the Company’s Certificate of Formation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock, by a ratio of between one-for-ten to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to October 30, 2026, and (B) determine whether to arrange for the disposition of fractional interests by stockholder entitled thereto, to pay in cash the fair value of fractions of a share of common stock as of the time when those entitled to receive such fractions are determined, or to entitle stockholder to receive from the Company’s transfer agent, in lieu of any fractional share, the number of shares of common stock rounded up to the next whole number (the “Stockholder Authority”).

The effectiveness of the Stockholder Authority was subject to the Company filing a definitive information statement on Schedule 14C, which was filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on February 2, 2026 (the “Information Statement”) and the mailing of such Information Statement to the Company’s stockholders describing among other things, the majority stockholders’ approval of the Stockholder Authority, which as described in greater detail in the Current Report on Form 8-K filed by the Company with the Commission on March 3, 2026, was mailed to the stockholders of the Company on February 6, 2026, in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as a result, the Stockholder Authority became effective on February 27, 2026, the 21st day following the mailing date of the Information Statement.

Following effectiveness of the Stockholder Authority, the Company’s Board approved an amendment to our Second Amended and Restated Certificate of Formation to effect a reverse stock split of our common stock at a ratio of 1-for-20, and to pay in cash the fair value of fractions of a share of common stock as of the time when those entitled to receive such fractions are determined (the “Reverse Stock Split”).

On March 10, 2026, we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Formation (the “Certificate of Amendment”) with the Secretary of State of the State of Texas to effect the Reverse Stock Split.

Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective on March 13, 2026 at 12:01 a.m. Eastern Time (the “Effective Time”). The shares of the Company’s common stock began trading on the NYSE American (“NYSE”) on a post-split basis on March 13, 2026, with a new CUSIP number of 70532Y402. No change was made to the trading symbol for the Company’s shares of common stock, “PED” in connection with the Reverse Stock Split.

At the Effective Time, every twenty (20) shares of issued and outstanding common stock will be converted into one (1) share of issued and outstanding common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would have otherwise been entitled to receive a fractional share as a result of the Reverse Stock Split instead received cash in lieu of such fractional share, based upon the closing sale price of the common stock on the trading day immediately prior to the Effective Time as reported on the NYSE American.

In addition, the number of shares of common stock issuable upon exercise of our stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans) were proportionately adjusted by the applicable administrator, using the 1-for-20 ratio, and rounded down to the nearest whole share, effective as of the Effective Time, pursuant to the terms of the Company’s equity compensation plans. In addition, the exercise price for each outstanding stock option was increased in inverse proportion to the 1-for-20 split ratio such that, upon exercise, the aggregate exercise price payable by the optionee to the Company for the shares subject to the option will remain approximately the same as the aggregate exercise price prior to the Reverse Stock Split, subject to the terms of such securities.

The effects of the Reverse Stock Split have been retroactively affected throughout this Report unless otherwise stated.

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
•

political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022 and the current conflict in Iran, which conflicts are ongoing;

•	our future operating results;
•	the benefits of our recent acquisitions (discussed below) and future acquisition transactions;
•	our estimated future reserves and the present value of such reserves;
•	our plans, objectives, expectations and intentions contained in this Annual Report that are not historical; and
•	those risks discussed under, or incorporated by reference in, “Risk Factors” below.

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

DSU. Is a drilling spacing unit, a designated, legally authorized, and mapped acreage area within which an operator is permitted to drill, ensuring proper well spacing for optimized resource extraction and regulatory compliance.

DUC. Is a drilled but uncompleted well.

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

As discussed in greater detail below under “Business Strategy—Merger Agreement”, on October 31, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), between the Company, NP Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“First Merger Sub”), COG Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Second Merger Sub,” and together with First Merger Sub, the “Merger Subs”), North Peak Oil & Gas, LLC, a Delaware limited liability company (“NPOG”), Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company (“COG,” and together with NPOG, the “Acquired Companies”), and, solely for purposes of the specified provisions therein, North Peak Oil & Gas Holdings, LLC, a Delaware limited partnership (“North Peak”).

Pursuant to the Merger Agreement, on October 31, 2025, (a) First Merger Sub merged with and into NPOG, with NPOG being the surviving entity and a wholly-owned subsidiary of the Company and (b) Second Merger Sub merged with and into COG, with COG being the surviving entity and a wholly-owned subsidiary of the Company (the “Mergers”).

Our corporate headquarters are located in approximately 5,200 square feet of office space at 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.  We lease that space pursuant to a lease that expires in February 2027.

Business Operations

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming, the Powder River Basin (“PRB”) in Wyoming, and in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”).

As of December 31, 2025, we held approximately 99,561 net acres in the D-J Basin located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, through our wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and NPOG (the “D-J Basin Asset”), which assets are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”). On April 3, 2025, effective January 1, 2025, the Company sold all of its legacy 17 gross (15.4 net) operated wells in the D-J Basin in order to reduce plugging and abandonment liabilities and recurring operating expenses. The Company retained ownership of the associated leasehold interests, as these legacy wells no longer provided meaningful oil and gas production.

As of December 31, 2025, the Company held approximately 201,886 net acres in the Powder River Basin, predominantly located in Laramie and Campbell Counties, Wyoming, through its wholly-owned subsidiary COG.  These assets are operated by the Company’s wholly-owned operating subsidiaries, COG, Navigation Powder River, LLC (“NPR”), and Pine Haven Resources, LLC (“Pine Haven”), and are referred to as the “Powder River Basin Asset” or the “PRB Asset.”

As of December 31, 2025, we held approximately 14,105 net acres in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”). These assets are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), and are collectively referred to as our “Permian Basin Asset.”

As of December 31, 2025, we held interests in 184 gross (79.4 net) wells, consisting of 170 producing wells, three saltwater disposal wells, and 11 drilled but uncompleted wells (“DUCs”) in the D-J Basin Asset. Of these wells, 74 gross (66.9 net) were operated and 110 gross (12.5 net) were non-operated. In the PRB Asset, we held interests in 156 gross (135.4 net) wells, consisting of 140 producing wells, 15 injection wells, and one saltwater disposal well. Of these wells, 16 gross (1.4 net) were non-operated. In the Permian Basin, we held interests in 38 gross (34.5 net) wells consisting of 34 producing wells, two injection wells, and two saltwater disposal wells.

Business Strategy

We believe that horizontal development and exploitation of conventional and unconventional oil and gas assets in the Rockies region, including the D-J and Powder River Basins, and the Permian Basin, represent among the most economic oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as target other acquisitions in the Rockies region that fit our acquisition criteria. We believe there is a significant opportunity to build a leading oil and gas company in the Rockies region through both organic growth and acquisitions on terms that are more attractive than what we see in other oil and gas producing basins.

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

•

Optimization of development plans, well density and configuration. We own properties that are located in oil and gas producing basins that are geologically well defined, characterized by widespread vertical and horizontal development and geological well control. We utilize the extensive geological, petrophysical and production data of such properties to confirm optimal development plans, well spacing and configuration using modern reservoir evaluation methodologies.

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

•

Leverage extensive deal flow, technical and operational experience to evaluate and execute accretive acquisition opportunities. Our management and technical teams have an extensive track record of forming, buying, building and selling oil and gas businesses. We also have significant expertise in successfully sourcing, evaluating and executing acquisition opportunities. We believe our understanding of the business, financial, geology, geophysics and reservoir properties of potential acquisition targets will allow us to identify and acquire highly prospective acquisitions and leasing opportunities in order to grow our reserve base and maximize stockholder value.

•

Preserve financial flexibility to pursue organic and external growth opportunities. We intend to maintain a disciplined financial profile in order to provide flexibility across various commodity and market cycles.

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. In areas we deem highly economic and do not have a high enough working interest to serve as operator, we seek to participate in projects if returns match or exceed other projects in our portfolio. Due to the fragmented nature of acreage positions in some of our holdings, our ownership interest does not always allow us to serve as the operator. Our net capital expenditures for 2026 are estimated at the time of this filing to range between $16 million to $20 million. This estimate includes a range of $6 million to $7 million for drilling and completion costs on our D-J Basin Assets (of which approximately $3 million is carry over from our 2025 program) and approximately $10 million to $13 million in estimated capital expenditures for optimization projects on the newly acquired assets from the Mergers. These optimization projects include jet pump to rod pump or gas lift conversions, electronic submersible pump (ESP) to rod pump conversions, compression optimization projects, recompletions, and well cleanouts that are expected to materially lower lease operating expenses on our operated assets going forward. Other minor capital expenditures included in these figures are leasing, facilities, remediation and other miscellaneous capital expenses. We anticipate that approximately 90% of our expected capital expenditures for 2026 will be allocated to the D-J Basin and 10% will be allocated collectively to the Powder River and Permian Basin.  These estimates do not include any expenditures for acquisitions or other projects that may arise but are not currently anticipated. We are evaluating future development plans for late 2026 and 2027, as we integrate the assets and operations acquired in the Mergers and work to execute the near-term optimization program outlined above. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin non-operated well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to expand our capital program or move capital from our operated D-J Basin, Powder River Basin, and Permian Basin assets, allowing for flexibility on timing of development. Our 2026 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2026 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) public or private debt or equity financings, including up to $7.6 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”) discussed in greater detail below under “Liquidity and Capital Resources—Financing” (under which we have sold 24,498 shares of common stock to date at a sales prices ranging between $14.32 to $16.02 per share), and (iv) funding through credit or loan facilities, including under the Company’s A&R Credit Agreement with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $120 million and an aggregate maximum revolving credit amount of $250 million (of which $98 million has been drawn down by the Company to date), as discussed in greater detail below under “Liquidity and Capital Resources”. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2026.

Participations Agreements Related to D-J Basin Assets

On August 21, 2024, the Company, through PRH, entered into a five-year Participation Agreement with a large private equity-backed D-J Basin exploration and production company with extensive operational experience (“Joint Development Party”), whereby the Joint Development Party assigned to PRH a 30% interest in approximately 7,607 net acres of existing oil and gas leases and PRH assigned to the Joint Development Party a 70% interest in approximately 3,166 net acres of oil and gas leases, all located within the SW Pony Prospect in the D-J Basin in Weld County, Colorado. Additionally, to facilitate joint development of the SW Pony Prospect, the parties agreed to an Area of Mutual Interest covering approximately 16,900 gross acres wherein the parties have the opportunity to participate in subsequent leasehold acquisitions proportionate to their working interest under the Participation Agreement. Each party’s participation is based on their proportionate share of the total acquisition cost. The Company participated in six wells which were drilled and completed in 2024 (the Harlequin wells), and four wells which were drilled and completed in the fourth quarter of 2025 (three Mavericks wells and one Jaws well), all of which were within this Area of Mutual Interest.

In February 2025, the Company entered into a Joint Development Agreement with a large, Denver, Colorado-based private equity-backed D-J Basin exploration and production (E&P) Company with extensive operational experience (the “Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber drilling spacing units (DSUs) located in Weld County, Colorado, with the Operator paying to the Company $1.7 million, the Company agreeing to amend the Company’s existing Roth and Amber DSUs to increase each to 1,600 acres and transferring operatorship of the DSUs to the Operator, and the parties agreeing to jointly participate in the development of the Roth and Amber DSUs.   The Roth wells were drilled and completed in the fourth quarter of 2025. The Operator has until May 10, 2026, to make an election to acquire up to 50% of the Company’s working interest in the Amber DSU at an acquisition price of approximately $2.5 million, with  no election having been made to date.

Merger Agreement

On October 31, 2025 (the “Closing”), we entered into the Agreement and Plan of Merger with NP Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, COG Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, North Peak Oil & Gas, LLC, a Delaware limited liability company, Century Oil and Gas Sub-Holdings, LLC, a Delaware limited liability company, and, solely for purposes of the specified provisions therein, North Peak Oil & Gas Holdings, LLC, a Delaware limited partnership.

Pursuant to the Merger Agreement, (a) First Merger Sub merged with and into NPOG, with NPOG being the surviving entity and a wholly owned subsidiary of the Company, and (b) Second Merger Sub merged with and into COG, with COG being the surviving entity and a wholly owned subsidiary of the Company.

Subject to the terms and conditions of the Merger Agreement, all of the issued and outstanding limited liability company interests of each of NPOG and COG were automatically converted into the right to receive an aggregate of 10,650,000 validly issued, fully paid and nonassessable shares of newly designated Series A Convertible Preferred Stock of the Company (the “Merger Preferred Shares”), par value $0.001 per share (the “Series A Preferred Stock”), which shares were issued to Century Oil and Gas Holdings, LLC, a Delaware limited liability company (“Century”) and North Peak. The Series A Preferred Stock automatically converted into shares of common stock of the Company, par value $0.001 per share (the “Automatic Conversion”), at a ratio of 0.5-to-1, effective February 27, 2026, following the expiration of the twenty calendar day period commencing on the distribution of an information statement to the Company’s shareholders in accordance with Rule 14c-2 of Regulation 14C promulgated under the Exchange Act (the “Automatic Conversion Date”). On the Automatic Conversion Date, the Merger Preferred Shares converted into an aggregate of 5,325,000 shares of Company common stock.

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

The A&R Credit Agreement has a maturity date of October 31, 2029. The A&R Credit Agreement provides for an initial borrowing base and aggregate elected commitments of $120 million and an aggregate maximum revolving credit amount of $250 million. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, commencing on April 1, 2026, and is subject to additional adjustments from time to time, including for certain asset sales, elimination or reduction of hedge positions and title defects.

The A&R Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur additional liens, enter into mergers and consolidations, make or declare dividends, make investments and loans, engage in transactions with affiliates.

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement. The Company subsequently borrowed an additional $6.0 million on January 8, 2026 and $5.0 million on February 5, 2026. The proceeds from these borrowings are expected to be used to fund the Company’s participation in certain non-operated well operations and to pay other Company obligations. A total of $98 million is currently outstanding under the A&R Credit Agreement as of the date of this filing.

PIPE Offering

Concurrently with the Closing of the Mergers, certain investors (the “PIPE Investors”) subscribed for and purchased an aggregate of 6,363,637 shares of Series A Preferred Stock (the “PIPE Preferred Shares”), at a price per share equal to $5.50 per share (the “Purchase Price”) ($11.00 per share on a post-reverse stock split basis), pursuant to their entry into Series A Convertible Preferred Stock Subscription Agreements in favor of the Company (the “Subscription Agreements”). On the Automatic Conversion Date, the PIPE Preferred Shares converted into 3,181,818 shares of Company common stock (the “PIPE Conversion Shares”).

The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of the Company is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity owned and controlled by J. Douglas Schick, the Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a member of the Board, is trustee and beneficiary ($550,000); (e) Jody D. Crook, the Chief Commercial Officer of the Company ($25,003); (f) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (g) Reagan T. Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of the Company at the Closing of the Mergers ($52,503) and (h) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of the Company at the Closing of the Mergers ($52,503). The PIPE Financing closed concurrently with the Mergers and the $35,000,004 of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

Second Amended and Restated Designation of Series A Convertible Preferred Stock

In preparation for the Closing of the Mergers, the Board of Directors approved the Second Amended and Restated Certificate of Designations establishing the rights, preferences, and limitations of the Company’s Series A Convertible Preferred Stock on October 29, 2025, which was filed with the Texas Secretary of State on October 31, 2025. A total of 17,013,637 shares of Series A Preferred Stock were designated. Except as required by law or the designation, Series A Preferred Stockholders had no voting rights, except the right to elect one director (the “Series A Director”) until the Automatic Conversion Date, with Josh Schmidt serving as such director.

Holders of Series A Preferred Stock were entitled to certain protective provisions, requiring approval by a majority in interest of outstanding shares for actions such as amending governing documents, changing board composition, issuing new securities, major acquisitions or disposals, indebtedness above $500,000, executive appointments, and other material corporate actions. The holders of Series A Preferred Stock were provided no dividend rights, and in the event of liquidation, dissolution, or winding-up, Series A holders were to receive distributions pari passu with common shareholders, as if their shares were converted to common stock. All of the 17,013,627 then outstanding shares of Series A Preferred Stock converted on the Automatic Conversion Date, into an aggregate of 8,506,818 shares of the Company common stock in a ratio of 0.5-for-1.

Additionally, on February 27, 2026, the Company, after approval of the Board of Directors and the stockholders pursuant to the Written Consent, filed a Second Amended and Restated Certificate of Formation of the Company, which among other things, terminated the designation of the Series A Preferred Stock. As such, as of the date of this Report, we have no Series A Preferred Stock outstanding or designated.

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

Risk Management

We are exposed to certain risks relating to our ongoing business operations, including commodity price risk. In accordance with our company strategy and the covenants under the A&R Credit Agreement, derivative instruments are occasionally utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil, natural gas and natural gas liquids production. We do not enter into derivative contracts for speculative trading purposes.

While there are many different types of derivative instruments available, we have used costless collars, producer three-way collars, standalone put options, fixed-price swaps and basis swaps to attempt to manage price risk. Costless collar and three-way producer collar agreements are combinations of put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments between the counterparties if the settlement price under the agreement exceeds the ceiling or if the settlement price under the agreement is below the floor. Standalone put options are floors that are purchased for a cost and provide that counterparties make payments to us if the settlement price is below the established floor. The fixed-price swap agreements call for payments to, or receipts from, counterparties depending on whether the index price of oil or natural gas for the period is greater or less than the fixed price established for the period contracted under the fixed-price swap agreement. The basis swaps agreements effectively lock in a price differential between regional prices where the product is sold and the relevant pricing index under which oil or natural gas production is hedged.

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. We will continue to evaluate the benefit of employing derivatives in the future. Our hedge strategies and objectives may change as our operational profile changes see “Item 8 Financial Statements and Supplementary Data” – “Note 10 - Derivatives)”for additional information.

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

Low-Cost Development. From shallow conventional reservoirs to deeper sand and shale plays across the Rockies, we have stacked pay that offers attractive returns and efficient full-scale development opportunities across our portfolio.

Management. We have assembled a management team at our Company with extensive experience in the fields of business development, petroleum engineering, geology, field development and production, operations, planning and corporate finance.  Our management team is headed by J. Douglas Schick, who has served as our President since 2018 and as our Chief Executive Officer since January 2025 and also serves as a member of our Board of Directors, and has over 25 years of experience in the oil and gas industry, having co-founded American Resources, Inc., and formerly serving in executive, management and operational planning, strategy and finance roles at Highland Oil and Gas, Mariner Energy, Inc., The Houston Exploration Co., ConocoPhillips and Shell Oil Company.  Additionally, our Chief Commercial Officer, Jody D. Crook, has over 25 years of experience in the oil and gas industry, having co-founded oil and gas consulting and operational firms Tenet Advisory Group LLC and Bronze Four Resources, LLC, and formerly serving in various leadership roles and positions of increasing responsibility at Jones Energy, Ltd., Southwestern Energy, and Enron Corp.  In addition, Reagan Tuck (R.T.) Dukes, who was appointed as our Chief Operating Officer effective October 31, 2025, has nearly 20 years of experience in the oil and gas industry, with extensive experience in oil and gas investing, finance, research, and consulting, having formerly served as the chief financial officer and as the chief executive officer of Century Natural Resources, LLC, as a research director and director of North American supply at Wood Mckenzie Limited, and as a manager at KED Interests, LLC.  Furthermore, Robert “Bobby” Long, who was appointed as our Chief Financial Officer effective October 31, 2025, has nearly 25 years of financial experience in management, corporate finance, and principal investing in the energy industry, having formerly served as the chief financial officer of Century Natural Resources, LLC, as the chief financial officer of Navigation Petroleum, as an executive director of CIBC Capital Markets, as a partner in Rivington Holdings, LLC, as an associate, and then vice president, of BNP Paribas, Global Energy Group, and as an analyst at JP Morgan Chase & Co., Energy Finance.  Also, our Executive Vice President and General Counsel, Clark R. Moore, has 20 years of energy industry experience, and formerly served as acting general counsel of Erin Energy Corp.  All members of the management and operations teams have also successfully helped develop and build similar exploration and production companies with like kind asset profiles and technical operations in multiple oil and gas producing basins in the United States.  We believe that our management team is highly qualified to identify, acquire and exploit energy resources in the U.S.

Our Board of Directors also brings extensive oil and gas industry experience, headed by our Chairman, Josh Schmidt, who brings over 15 years of experience in the energy industry, currently serving as a partner, chief operating officer and member of the investment committee of Juniper, and previously having worked at Citigroup Energy in Houston, Texas, as a natural gas and electricity trader.  Our Board also includes Edward Geiser, the founder and Executive Managing Partner of Juniper and head of its investment committee, who previously served as a managing director at Och-Ziff, and in the investment banking groups of both Merrill Lynch and Morgan Stanley.  In addition, our Board includes John Howie, who has over 40 years of experience in oil and gas engineering, management, and finance, formerly serving as president of Tellurian Production Company, founder and manager of Impact Natural Resources and Parallel Resource Partners, as Head of E&P Global Capital at Goldman, Sachs and Company, as vice president of EnCap Investments, L.L.C., and at various other E&P companies, including Range Resources Corporation, Apache Corporation, and Amoco Corporation.  Our Board also includes Martyn Willsher, currently chief executive officer of Unified Petroleum LLC, who formerly served as chief executive officer, senior vice president, and chief financial officer of Amplify Energy Corp., and held various management roles at Memorial Production Partners GP, LLC and Constellation Energy, and served in various business development and financial analysis roles at JM Huber Corp., FTI Consulting and PricewaterhouseCoopers LLP.  Our Board also includes Kristel Franklin, who brings deep expertise spanning integrated upstream and midstream operations with over 20 years of experience in the oil and gas industry, currently serving as chief operating officer of PureWest Energy, and previously leading Moontower Resources, LLC to a successful exit for Oaktree Capital, and serving in various roles of increasing responsibility at Three-Rivers Operating Company III and Jones Energy, and at Exxon Mobil Corporation as a Senior Drilling Engineer.

Significant acreage positions and drilling potential. As of December 31, 2025, we have accumulated interests in a total of 99,561 net acres in our core D-J Basin Asset operating area, 201,886 net acres in our core Powder River Basin Asset operating area, and 14,105 net acres in our core Permian Basin Asset operating area, all of which we believe represent significant upside potential. The majority of our interests are in or near areas of considerable activity by both major and independent operators, although such activity may not be indicative of our future operations. Based on our current acreage position, we believe our D-J Basin Asset could contain up to 450 potential gross well locations of varying lateral lengths.  We believe our Powder River Basin Asset could contain up to 455 potential gross well locations of varying lateral lengths.  We also believe our Permian Basin Asset could contain up to 155 potential gross 1.0 mile lateral locations.  Combined our asset base could contain over 1,000 gross locations of varying lateral lengths providing years of potential inventory.  Not all of these potential well locations in our D-J Basin Asset, Powder River Basin and Permian Basin Asset are included in our reserve report due to SEC guidelines related to development timing.

Marketing

We generally sell a significant portion of our oil and gas production to a relatively small number of customers, and during the year ended December 31, 2025, sales to two customers comprised 26% and 22%, respectively, of the Company’s total oil and gas revenues.  No other customer accounted for more than 10% of our revenue during these periods. The Company is not dependent upon any one purchaser and believes that, if its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

For properties in which we are a non-operator, we are highly dependent on the success of our third-party operators and the decisions made in connection with their operations. Our third-party operators sell our oil, natural gas, and NGLs to purchasers, collect the cash, and distribute the cash to us. In the year ended December 31, 2025, one individual operator accounted for more than 10% of our total production revenues, representing approximately 30% of our total production sales for the year.

Oil. Our crude oil is generally sold under short-term, extendable and cancellable agreements with unaffiliated purchasers.  Crude oil prices realized from production sales are indexed to published posted refinery prices, and to published crude indexes with adjustments on a contract basis. Transportation costs related to moving crude oil are also deducted from the price received for crude oil.

Natural Gas. Our natural gas is predominately sold under short-term natural gas purchase agreements, with one gas purchase agreement. Natural gas produced by us is sold at various delivery points at or near producing wells to both unaffiliated independent marketing companies and unaffiliated mid-stream companies. We receive proceeds from prices that are based on various pipeline indices less any associated fees for processing, location or transportation differentials.

Following the Mergers, the Acquired Companies continue to maintain agreements with various midstream providers for the gathering, processing and marketing of their oil and gas production, including long-term arrangements with Roaring Fork Midstream, LLC (“RFM”) covering a majority of production in Laramie County, Wyoming, which extend beyond 2030 and do not include minimum volume commitments. Although Juniper Capital Advisors, L.P. previously controlled RFM and retains a minority equity interest, the agreements are on arm’s-length terms.  Additional crude volumes are gathered or sold through three separate, non-affiliated companies at prevailing market prices subject to customary marketing and transportation deductions.

Oil and Gas Properties

We believe that our D-J Basin, PRB, and Permian Basin Assets represent among the most economic oil and natural gas plays in the U.S. We plan to opportunistically seek additional acreage proximate to our currently held core acreage located in the Wattenberg and Wattenberg Extension areas of Weld and Morgan Counties, Colorado, and Laramie County, Wyoming, and elsewhere in the D-J Basin, the PRB, and the Northwest Shelf of the Permian Basin in Chaves and Roosevelt Counties, New Mexico. Our D-J Basin strategy is to participate in projects we deem highly economic on an operated or non-operated basis as our acreage position does not always allow for us to serve as operator in the D-J Basin. Our strategy in the PRB and the Permian Basin is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan.

Our Core Areas

D-J Basin Asset

We hold our combined D-J Basin Asset through our wholly-owned subsidiaries PRH Holdings LLC (PRH), and North Peak Oil & Gas, LLC (NPOG) an additional wholly-owned subsidiary acquired through the Mergers. Operations are conducted through our wholly-owned operating subsidiaries, including Red Hawk Oil & Gas, LLC (“Red Hawk”), Longs Peak Resources, LLC (LPR), and North Silo Resources, LLC (NSR).

Our D-J Basin Asset was assembled through our legacy operations and expanded significantly through the Mergers which, as discussed above, closed on October 31, 2025. Prior to the Mergers, we had grown our legacy D-J Basin position to approximately 15,853 net acres in Weld and Morgan Counties, Colorado, and approximately 4,823 net acres in Laramie County, Wyoming. Through the Merger, we acquired additional substantial D-J Basin interests held by the Acquired Companies, with 72,022 net acres being located in Laramie County, Wyoming, and an additional 6,863 net acres located in Weld  County, Colorado, making Wyoming the location of a majority of our combined D-J Basin net acreage.

As of December 31, 2025, our combined D-J Basin Asset consisted of 99,561 net leasehold acres, of which approximately 22,716 net acres are located in Colorado and approximately 76,845 net acres are located in Wyoming. More than 88% of our net D-J Basin acreage is located on private lands. As of December 31, 2025, approximately 70% of our net D-J Basin acres are held by production (“HBP”), and we hold an average working interest of approximately 92% across our operated net D-J Basin acreage (inclusive of our net royalty acres). Our D-J Basin Asset acreage is located in the areas shown in the map below.

We serve as operator of 74 gross (66.9 net) wells in our D-J Basin Asset, and we participate as a non-operated working interest owner in an additional 110 gross (12.5 net) wells, for a combined total of 184 gross (79.4 net) wells as of December 31, 2025.

The D-J Basin is one of the most prolific oil and natural gas producing basins in the United States, extending from northern Colorado into southeastern Wyoming and western Nebraska. Our operated D-J Basin program is focused primarily on horizontal wells targeting the Codell sandstone formation, a Lower Cretaceous siliceous sandstone that has demonstrated strong well productivity across our operated acreage in southeastern Wyoming. Our non-operated working interest participations are concentrated in horizontal wells targeting the Niobrara formation, which consists of multiple productive carbonate benches commonly referred to as the “A,” “B,” and “C” benches, and which is the primary development target for many of the leading operators active in the D-J Basin. The Wattenberg and Wattenberg Extension areas of northern Colorado and the Wyoming D-J Basin Extension have experienced a sustained and significant increase in horizontal drilling activity since 2018, driven by continued advances in completion design, including extended lateral lengths, increased proppant loading, additional frac stages, and improved stage spacing, that have materially improved well productivity and capital efficiency across both formations.

Wyoming is recognized as one of the most oil and gas operator-friendly regulatory environments in the United States. Our D-J Basin operations in Wyoming are subject to oversight by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), and our Colorado D-J Basin operations are subject to oversight by the Colorado Energy & Carbon Management Commission (“ECMC”). We actively pursue operatorship across our acreage position where our leasehold ownership and surface configuration permit us to do so.

Our D-J Basin acreage is concentrated in areas proximate to leading public and private operators with active and growing Niobrara and Codell development programs. Our non-operated working interest participations benefit from the continued Niobrara-focused horizontal development programs of notable operators including Chevron Corporation (which acquired Noble Energy in October 2020 and PDC Energy in August 2023), SM Energy Company (which merged with Civitas Resources, Inc. in January 2026, with SM Energy as the surviving entity), EOG Resources, Inc., Occidental Petroleum Corporation, Bison Oil & Gas IV, and Peoria Resources, LLC (a U.S. subsidiary of Japan Petroleum Exploration Co., Ltd. (“JAPEX”), which completed the acquisition of Verdad Resources LLC’s operated D-J Basin portfolio in February 2026), among others. Continued development by these offset and partner operators provides ongoing geological delineation and production data that further support our understanding of the economic potential of our acreage across both our operated and non-operated positions.

Our primary operated D-J Basin development program targets the Codell sandstone formation with horizontal wells on our Wyoming acreage, where we serve as operator and control the pace of development. In our non-operated D-J Basin acreage, our strategy is to participate in Niobrara-focused horizontal development projects operated by leading public and private E&P companies that we deem highly economic based on well-level returns and capital efficiency. We are actively enhancing our D-J Basin land position through organic leasing, pooling, acreage swaps, bolt-on acquisitions, and the pursuit of additional operatorship opportunities similar to the recently completed Mergers. Post closing of the Mergers, we implemented a maintenance capital program focused on optimization projects on our producing wells, including well cleanouts, compression optimization, and artificial lift conversions, which we expect to meaningfully lower our lease operating expenses on a per-unit basis. We believe our combined D-J Basin Asset provides significant near-term development opportunities, with hundreds of potential drilling locations across both the Codell and Niobrara formations that are immediately adjacent to our existing producing wells.

Powder River Basin Asset

We hold our Powder River Basin Asset (our “PRB Asset”) through Century Oil & Gas Sub-Holdings, LLC, our wholly-owned subsidiary acquired through the Mergers, with operations conducted through Century Oil & Gas, LLC, Navigation Powder River, LLC, and Pine Haven Resources, LLC. Our PRB Asset was acquired in its entirety through the Mergers and represents a large-scale, multi-horizon resource opportunity in northeastern Wyoming.

Our PRB Asset interests are primarily located in Johnson, Campbell, Converse, Weston, and Niobrara Counties in northeastern Wyoming. As of December 31, 2025, our PRB Asset consisted of 201,886 net leasehold acres. More than 89% of our net PRB acreage is located on federal lands administered by the Bureau of Land Management (“BLM”). As of December 31, 2025, approximately 53,222 of our net PRB acres are held by production, with the remainder held primarily by production payment (suspense) or on primary term. We hold an average working interest of approximately 76% on our operated net PRB acreage (including our net royalty acres). Our PRB Asset acreage is located in the areas shown on the map below.

We serve as operator of 140 gross (134.1 net) wells in our PRB Asset, and we participate as a non-operated working interest owner in an additional 16 gross (1.4 net) wells, for a combined total of 156 gross (135.4 net) wells as of December 31, 2025.

The Powder River Basin is one of the most significant sedimentary basins in the Rocky Mountain region, characterized by a thick Cretaceous-age stratigraphic column with numerous stacked pay zones that provide extensive development optionality. Our PRB Asset targets a broad range of productive formations spanning both the Upper and Lower Cretaceous sections. Upper Cretaceous targets include the Teapot, Parkman, Sussex, and Shannon, while Lower Cretaceous and transitional targets include the Niobrara, Turner, Frontier, Mowry, and Muddy formations. We believe that this extensive stacked pay column, spanning thousands of feet, provides significant future development optionality for the Company across a broad range of commodity price environments and capital allocation strategies.

Within our PRB acreage position, we have identified significant multi-formation development potential supported by active offset operator drilling activity across multiple horizons proximate to our acreage. Of particular note are the Parkman, Sussex, Niobrara, Turner, and Mowry formations, each of which has been subject to meaningful offset operator activity in areas adjacent to our acreage, providing ongoing geological and production data that in our opinion further supports the economic potential of these horizons across our position. We believe the breadth of active development across these stacked formations, combined with our concentrated acreage footprint in Johnson, Campbell, Weston, and Niobrara Counties, provides us with a compelling multi-formation development inventory and the flexibility to allocate capital to the highest-return opportunities as the basin continues to mature.

Given that a substantial majority of our PRB acreage is located on federal lands, our PRB operations are subject to regulatory oversight by both the BLM and the WOGCC. We work closely with these agencies with respect to permitting, right-of-way acquisition, development planning, and compliance obligations for our PRB operations. Wyoming’s demonstrated commitment to a stable and predictable regulatory environment for oil and gas development, including permitting timelines and operational flexibility on federal lands, makes our PRB position particularly well-suited for long-term capital allocation.

Historical development activity on our PRB acreage has been focused primarily in the Central area of our position. More recently, both the North and West portions of our PRB acreage have seen a meaningful increase in offset operator activity, particularly in the Niobrara, Turner, Parkman, Sussex, and Mowry formations, which we believe will continue to delineate productivity and further support the economics of future development on our acreage. Notable operators active in the vicinity of our PRB acreage include Anschutz Exploration Corporation, Continental Resources, Inc., Devon Energy Corporation, EOG Resources, Occidental Petroleum Corporation, and various other large private operators, among others.

We believe our large and concentrated PRB acreage position provides us with the potential for years of development optionality and the ability to allocate capital efficiently as commodity markets and offset operator activity continue to evolve. We evaluate future PRB development opportunities on an ongoing basis, with a focus on projects that generate strong risk-adjusted returns.

Permian Basin Asset

We hold our Permian Basin Asset through our wholly-owned subsidiary, PEDCO, with operations conducted through PEDCO’s wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (RAZO).  Our Permian Basin Asset was assembled through three acquisitions completed between 2018 and 2019.  In the first acquisition, we acquired 100% of the assets of Hunter Oil Company, with an effective date of September 1, 2018, which created our core Permian position.  In 2019, we acquired additional assets in two bolt-on acquisitions from private operators, and in November 2023 we divested approximately 8,035 gross leasehold acres and related wells in the non-core Milnesand and Sawyer Fields of our Permian Basin Asset to a private operator in order to reduce our asset retirement obligations and plugging and abandoning liabilities with respect to these non-core assets, thereby eliminating approximately $3.2 million in plugging and abandonment liabilities and freeing up our resources to allow us to better focus on development of our other assets.  Our current Permian Basin Asset interests are all located in Chaves and Roosevelt Counties, New Mexico, where we currently operate 35 gross (33.5 net) wells, of which 28 wells are active producers, and two are active salt water disposal (“SWD”) wells. As of December 31, 2025, our Permian Basin Asset acreage is located where indicated in the below map of the State of New Mexico and more specifically in the areas shaded in yellow in the subsequent sectional map.

State of New Mexico

In September 2023, the Company and Evolution Petroleum Corporation (“Evolution”) entered into a Participation Agreement for the joint development of the Chaveroo oilfield in Chaves and Roosevelt Counties, New Mexico. The agreement covers twelve Development Blocks encompassing approximately 16,000 gross leasehold acres, within which the parties may jointly drill up to nine horizontal San Andres wells per block on a 50/50 working interest basis, with the Company serving as operator. Evolution's entry into each successive Development Block is optional, at a cost of approximately $450 per net acre, and either party may independently develop any block the other elects to skip. The agreement continues in effect for so long as the parties proceed with development, and new leases acquired by the Company within certain identified tracts within two years of signing are included as existing leases.  To date,Evolution has acquired working interests in five Development Blocks:  a 50% interest in approximately 813 net acres in the first and second Development Blocks for $366,000 in September 2023; a 50% interest in approximately 811 net acres in the third, fourth, and fifth Development Blocks for $365,000 in June 2024; and a 50% interest in approximately 640 net acres in the eighth Development Block for $288,000 in September 2025.

In addition, in December 2023, the Company’s operating company, RAZO, entered into a Stipulated Final Order (“SFO”) with the Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO.  The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD.

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

Production, Sales Price and Production Costs

We have listed below the total production volumes and total revenue, net to the Company, for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023

Total Revenues	$45,751,000	$39,553,000	$30,784,000

Oil:
Total Production (Bbls)	672,924	492,396	382,794
Average sales price (per Bbl)	$59.78	$73.50	$72.95
Natural Gas:
Total Production (Mcf)	770,919	608,382	479,533
Average sales price (per Mcf)	$3.45	$2.00	$3.00
NGL:
Total Production (Bbls)	108,657	78,003	58,170
Average sales price (per Bbl)	$26.30	$27.48	$24.43
Oil Equivalents:
Total Production (Boe) (1)	910,068	671,796	520,886
Average Daily Production (Boe/d)	2,494	1,835	1,427
Average Production Costs (per Boe) (2)	$11.62	$10.36	$8.98

_________________________

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.
(2)	Excludes workover costs, marketing, ad valorem, severance taxes and ARO Settlements.

As of December 31, 2025, the Wattenberg Field and the D-J Wyoming Field in our D-J Basin Asset, and as of December 31, 2024 the Wattenberg Field in our D-J Basin, and as of December 31, 2023, the Chaveroo Field in our Permian Basin Asset and the Wattenberg Field in our D-J Basin Asset are the fields that each comprise 15% or more of our total proved reserves. The applicable production volumes from these fields for the years ended December 31, 2025, 2024, and 2023, are represented in the table below in total barrels (Bbls):

	2025*	2024	2023
Oil (Bbls):
Chaveroo (Permian Asset Base)	-	-	157,413
Wattenberg (D-J Asset Base)	251,402	199,518	220,788
D-J Wyoming (D-J Asset Base)	187,005	-	-
Natural Gas (Mcf):
Chaveroo (Permian Asset Base)	-	-	66,270
Wattenberg (D-J Asset Base)	599,845	445,650	354,570
D-J Wyoming (D-J Asset Base)	137,880	-	-
NGL (Bbls):
Chaveroo (Permian Asset Base)	-	-	-
Wattenberg (D-J Asset Base)	83,856	59,842	52,013
D-J Wyoming (D-J Asset Base)	22,805	-	-
Total Production (Boe)(1):
Chaveroo (Permian Asset Base)	-	-	168,458
Wattenberg (D-J Asset Base)	435,103	333,635	331,896
D-J Wyoming (D-J Asset Base)	232,790	-	-

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

The following table summarizes our gross and net developed and undeveloped leasehold acreage at December 31, 2025:

	Total		Developed (1)		Undeveloped (2)
	Gross	Net	Gross	Net	Gross	Net
D-J Basin	272,581	99,561	222,477	70,244	50,104	29,317
Powder River Basin	280,731	201,886	132,962	61,233	147,769	140,653
Permian Basin	26,240	14,105	21,760	13,785	4,980	320
Total	580,052	315,552	377,199	145,262	202,853	170,290

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

Total Net Undeveloped Acreage Expiration

In the event that production is not established or we take no action to extend or renew the terms of our leases, our net undeveloped acreage that will expire over the next three years as follows: (i) in the D-J Basin Asset,  16,138 net acres are set to expire during 2026 (net to our direct ownership interest only), with 2,110 and 678 net acres set to expire for the years ending December 31, 2027 and 2028 respectively, and 8,081 net acres thereafter; (ii) in the Permian Basin Asset only 200 net acres are set to expire for the year ending December 31, 2026; and (iii) in the Powder River Basin Asset, 4,822 net acres are set to expire during 2026, with 34,999 and 15,828 net acres set to expire for the years ending December 31, 2027 and 2028, respectively (net to our direct ownership interest only), with all of the remaining acreage currently held by production.

Well Summary

The following table presents our ownership in productive crude oil and natural gas wells at December 31, 2025. This summary includes crude oil wells in which we have a working interest:

	Gross	Net
Crude oil	344.0	225.4
Natural gas	-	-
Total*	344.0	225.4

* Total percentage of gross operated wells is 66.3%.

Drilling Activity

We drilled wells or participated in the drilling of wells as indicated in the table below:

	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	36	8.5	27	5.1	8	0.4
Dry	-	-	-	-	-	-
Exploratory
Productive	-	-	-	-	-	-
Dry	-	-	-	-	-	-

The following table sets forth information about wells for which drilling was in progress or which were drilled but uncompleted at December 31, 2025, which are not included in the above table:

	Drilling In Progress		Drilled But Uncompleted
	Gross	Net	Gross	Net
Development wells	-	-	11	1.2
Exploratory wells	-	-	-	-
Total	-	-	11	1.2

Oil and Natural Gas Reserves

Reserve Information. For estimates of the Company’s net proved producing reserves of crude oil and natural gas, as well as discussion of the Company’s proved and probable undeveloped reserves, see “Part II” - “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”. At December 31, 2025, the Company’s total estimated proved reserves were 32.1 million Boe, of which 27.3 million Bbls were crude oil and NGL reserves, and 28.8 million Mcf were natural gas reserves.

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

Qualifications of Third-Party Engineers. The technical person primarily responsible for the audit of our reserves estimates at Cawley, Gillespie & Associates, Inc. is W. Todd Brooker, who meets the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Cawley, Gillespie & Associates, Inc. is an independent firm and does not own an interest in our properties and is not employed on a contingent fee basis. Reserve estimates are imprecise and subjective and may change at any time as additional information becomes available. Furthermore, estimates of oil and gas reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. A copy of the report issued by Cawley, Gillespie & Associates, Inc. is incorporated by reference as Exhibit 99.1 to this Report.

For more information regarding our oil and gas reserves, please refer to “Item 8 Financial Statements and Supplementary Data” – “Supplemental Oil and Gas Disclosures (Unaudited)”.

Current Year Events

Merger Agreement

On October 31, 2025, the Company closed the transactions contemplated by an Agreement and Plan of Merger dated October 31, 2025, by and among the Company; NP Merger Sub, LLC and COG Merger Sub, LLC, each a wholly owned subsidiary of the Company; NPOG; COG; and, solely for specified purposes therein, North Peak Oil & Gas Holdings, LLC.

Pursuant to the Merger Agreement, (i) NP Merger Sub, LLC merged with and into NPOG, with NPOG surviving as a wholly owned subsidiary of the Company, and (ii) COG Merger Sub, LLC merged with and into COG, with COG surviving as a wholly owned subsidiary of the Company.

Highlights of the Company following the Mergers:

•

The Mergers position the Company as a premier publicly traded Rockies-focused operator with an expanded footprint of approximately 320,000 net acres across the D-J Basin and the PRB. The transaction significantly increases the Company’s oil-weighted production and enhances its scale in these core operating areas.

•

The Company generates strong cash flow supported by its relatively high oil production mix and competitive cost structure. Its substantial acreage position in the D-J Basin and Powder River Basin, which includes multiple productive formations, provides more than a decade of identified drilling inventory based on current development plans.

•

The Company maintains a low-cost operating profile characterized by disciplined general and administrative expenses and a conservative capital structure, which management expects to preserve going forward.

•

The Company believes that it is positioned for organic production growth, with 32 wells (with varying working interests) recently completed in the fourth quarter of 2025 and early first quarter of 2026. These wells are expected to drive near-term production increases. In addition, the Company intends to pursue strategic consolidation opportunities within its core areas of focus, targeting acquisitions that are expected to be accretive and generate operational synergies, while maintaining balance sheet strength.

Drilling and Completion, Leasing, and Mineral Lease Acquisition Activities

For the year ended December 31, 2025, the Company incurred $239.2 million of capital additions of which $204.6 million were related to the Mergers (noted above) and $34.0 million of capital costs were primarily related to the Company’s completion operations with respect to four operated wells, drilled and completed with a third-party, as well as five lift conversions in the Permian Basin.  The Company also participated in the drilling and completion of 23 non-operated wells in the D-J Basin for which production had begun in late 2025, with the Company working interest holdings in these wells ranging from 8% to 44%.

Additionally, the Company acquired approximately 100 net mineral acres and 310 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $194,000 and $420,000, respectively.

Amended and Restated A&R Credit Agreement

On October 31, 2025, the Company entered into an Amended and Restated Credit Agreement, which amended and restated its prior senior secured revolving credit agreement dated September 11, 2024, with Citibank, N.A., as administrative agent, and the lenders party thereto. The A&R Credit Agreement matures on October 31, 2029 and provides for an initial borrowing base and elected commitments of $120 million, with a maximum revolving commitment of $250 million. The borrowing base is subject to scheduled semiannual redeterminations beginning December 1, 2025, as well as unscheduled redeterminations and other adjustments, and is determined by the lenders in their discretion. Borrowings are subject to customary conditions, including compliance with financial covenants.  The A&R Credit Agreement includes customary representations and warranties for a facility of that size and type, including prohibiting the Loan Parties from creating any indebtedness without the consent of the lenders, subject to certain exceptions. In connection with the closing of the Mergers, the Company borrowed $87 million under the A&R Credit Agreement, with additional borrowings of $6 million on January 8, 2026 and $5 million on February 5, 2026.

Issuance and Automatic Conversion of Series A Convertible Preferred Stock

As part of the Mergers (noted above), the Company issued Series A Convertible Preferred Stock in two transactions. First, 10,650,000 shares of Series A Convertible Preferred Stock were issued to Century Oil and Gas Holdings, LLC and North Peak in exchange for their interests in the Acquired Companies. Second, 6,363,637 shares of Series A Convertible Preferred Stock were sold to the PIPE Investors at $5.50 per share ($11.00 per share on a post-reverse stock split basis), raising $35.0 million in net proceeds, which were used to pay for certain liabilities and transaction expenses in the Mergers (noted above).

All shares of Series A Convertible Preferred Stock were convertible into common stock at a 0.5-to-1 ratio. A total of 17,013,637 shares of Series A Convertible Preferred Stock were issued and outstanding as of December 31, 2025.  On February 27, 2026, all shares of Series A Convertible Preferred Stock automatically converted into 8,506,818 shares common stock of the Company.

Shareholder Agreement

At the closing of the Mergers, the Company entered into a Shareholder Agreement with Century and North Peak (together, the “Juniper Shareholder”), and, for certain limited provisions, Dr. Simon G. Kukes, the then Executive Chairman of the Company and The SGK 2018 Revocable Trust (a trust which Dr. Kukes serves as trustee and beneficiary of). The agreement granted the Juniper Shareholder board nomination rights from the closing of the Mergers until the Automatic Conversion Date, including the ability to designate one board nominee and one non-voting observer. The agreement also provides that, following the Automatic Conversion Date, the Board will consist of six directors, with Juniper’s nominees determined by its ownership percentage of shares of the Company’s common stock on the Automatic Conversion Date. Specifically, the right of the Juniper Shareholder to nominate Juniper Directors pursuant to the Shareholder Agreement will depend on its, together with its affiliates’, ownership of 3,181,818 shares of Company common stock issued to the Juniper Shareholder and its affiliates on February 27, 2026, on the applicable date of determination, as measured relative to a total of 13,300,815 shares of common stock issued and outstanding on February 27, 2026 (“Juniper Beneficial Ownership”), as follows: if Juniper Beneficial Ownership is 50% or more, the Juniper Shareholder may nominate three Juniper Directors, including one which must be an independent director; if Juniper Beneficial Ownership is between 30% and 49.9%, the Juniper Shareholder may nominate two Juniper Directors; if Juniper Beneficial Ownership is between 10% and 29.9%, the Juniper Shareholder may nominate one Juniper Director; and if Juniper Beneficial Ownership  is less than 10%, the Juniper Shareholder loses the right to nominate any Juniper Directors.

The Juniper Shareholder also retains the right to remove or replace its directors, subject to Board approval and suitability requirements under SEC and NYSE standards. At least one Juniper Shareholder director will serve on each Board committee (except the audit committee), and will chair the Compensation and Governance Committees, subject to limited exceptions.

The Shareholder Agreement also grants the shareholders registration rights, requiring the Company to use commercially reasonable efforts to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock within 45 days of the Automatic Conversion Date, using Form S-3 or Form S-1 if necessary. Shareholders may request underwritten offerings of at least $10 million, subject to customary agreements and underwriter approval, with limits on frequency and “grace periods” for delays. Piggyback registration rights allow participation in offerings by the Company or other holders, subject to underwriter and priority rules. The Company will pay related expenses and indemnify shareholders against certain Securities Act of 1933, as amended liabilities. The Shareholder Agreement became effective at the Closing and will terminate according to its terms.

The “Shareholder Agreement” is discussed in greater detail below under “Item 10. Directors, Executive Officers and Corporate Governance—Shareholder Agreement”.

On February 27, 2026 (the Automatic Conversion Date), the Board, with the recommendation of the Nominating and Corporate Governance Committee of the Board, and at the request of the Juniper Shareholder, pursuant to the terms of the Shareholder Agreement (discussed above), increased the number of members of the Board from five (5) to six (6), and appointed Mr. Edward Geiser as a member of the Board and as Chairperson of the Nominating and Corporate Governance Committee of the Board of Directors, to serve until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.

Also effective on February 27, 2026, director Josh Schmidt was appointed as Chairman of the Board of the Company.

Reverse Stock Split

Effective March 13, 2026, the Company effected the 1-for-20 Reverse Stock Split discussed above under “Reverse Stock Split” and as a result of the Reverse Stock Split, every twenty (20) shares of issued and outstanding common stock were automatically combined into one (1) share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each holder of common stock received a cash payment in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of common stock on the NYSE American on the trading day immediately prior to the effective time of the Reverse Stock Split.  All share amounts, per-share data, earnings (loss) per share, and weighted-average shares outstanding presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Regulation of the Oil and Gas Industry

Crude oil and natural gas production operations are subject to various types of regulation, including regulation by federal and state agencies.

Federal legislation affecting the oil and gas industry is under constant review for amendment or expansion. In addition, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations applicable to the oil and gas industry. Such rules and regulations, among other things, require permits for the drilling of wells, regulate the spacing of wells, prevent the waste of natural gas through restrictions on flaring, require surety bonds for various exploration and production operations and regulate the calculation and disbursement of royalty payments (for federal and state leases), production taxes and ad valorem taxes.

A portion of our oil and gas leases are granted by the federal government and administered by the BLM. Operations conducted by the Company on federal oil and gas leases must comply with numerous additional statutory and regulatory restrictions and, in the case of leases relating to tribal lands, certain tribal environmental and permitting requirements and employment rights regulations. In addition, the U.S. Department of the Interior (through its agencies, including the BLM and the Office of Natural Resources Revenue) has certain authority over our calculation and payment of royalties, bonuses, fines, penalties, assessments and other revenues related to our federal and tribal oil and gas leases. In addition, the Inflation Reduction Act of 2022 (the “IRA”) requires that all leases granted and administered by the BLM and entered into on or after August 16, 2022, include a royalty rate of 16.67% in respect of the associated oil and gas production. In addition, in 2022, two environmental advocacy groups filed suit against the U.S. Department of Interior and the BLM challenging certain lease sales by the BLM beginning in December of 2017. On January 17, 2025, a three-judge panel of the Ninth Circuit Court of Appeals upheld vacatur of various leases sold by the BLM, on grounds that the BLM violated the National Environmental Policy Act (“NEPA”) and the Federal Land Planning and Management Act when selling certain leases. It remains unclear whether parties involved in the BLM Litigation will seek en banc review of the decision. While the Company is not named in the BLM Litigation (as defendants, intervenors or otherwise), certain of the leases owned by the Company in the PRB have been “placed in suspense” pending a ruling by the Ninth Circuit Court of Appeals in the BLM Litigation. It is possible that the Ninth Circuit Court of Appeals ruling could result in the cancellation of these leases.

Operations conducted by the Company are also subject to the NEPA which requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that pertains to the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Certain of the Company’s exploration, development and production activities include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the procedural requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in environmental assessments or Environmental Impact Statements, we could incur added costs, which may be substantial. For example, as part of the BLM Litigation, on September 13, 2024, the U.S. District Court for the District of Columbia issued a ruling temporarily enjoining further applications for permits to drill (“APDs”) with respect to the certain of the Company’s BLM leases, citing erroneous data that overstated the amount of available groundwater in the Project’s Environmental Impact Statement. This ruling had the effect of halting federal APD approvals within the Project area until the court “determines the appropriate final remedy” to correct the deficiency being alleged in the case. It is possible that the BLM’s review and ultimate approval of our APDs could be impacted by this federal court ruling and could result in the cancellation of these leases. However, in January 2025, President Trump issued an executive order requiring the Council on Environmental Quality (“CEQ”) to provide guidance on implementing NEPA and to propose rescinding and replacing CEQ’s NEPA regulations with implementing regulations at the agency level. The executive order also instructs federal agencies to adhere to only the relevant legislated requirements for environmental reviews and to prioritize efficiency and certainty over any other objectives in such reviews. The potential impact of further changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations and our ability to obtain governmental permits.

BLM leases contain relatively standardized terms requiring compliance with detailed regulations. Under certain circumstances, the BLM may require operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our interests on federal lands. From time to time, the U.S. Department of the Interior has also considered limiting or pausing new oil and natural gas leases on federal lands. Any limitation or ban on permitting for oil and gas exploration and production activities on federal lands could have a material and adverse effect on our operations, financial condition and results of operations.

The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938, as amended (the “NGA”), and the Natural Gas Policy Act of 1978. These statutes are administered by the Federal Energy Regulatory Commission (“FERC”). Effective January 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all “first sales” of natural gas, which includes all sales by the Company of its own production. All other sales of natural gas, such as those of natural gas purchased from third parties, remain jurisdictional sales subject to a blanket sales certificate under the NGA, which has flexible terms and conditions. Consequently, all of our sales of natural gas may currently be made at unregulated market prices, subject to applicable contract provisions. Jurisdictional sales, however, may be subject in the future to greater federal oversight, including the possibility that the FERC might prospectively impose more restrictive conditions on such sales. Conversely, sales of crude oil and NGLs by the Company are made at unregulated market prices.

Proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, the state legislatures, the FERC and other federal, state and local regulatory commissions, agencies, councils and courts. We cannot predict when or whether any such proposals or proceedings may become effective. It should also be noted that the oil and gas industry historically has been very heavily regulated; therefore, there is no assurance that the approach currently being followed by such legislative bodies and regulatory commissions, agencies, councils and courts will remain unchanged.

At the state level, our operations in Colorado are regulated by the ECMC (formerly the Colorado Oil & Gas Conservation Commission (“COGCC”)), our operations in Wyoming are regulated by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), and our New Mexico operations are regulated by the Conservation Division of the New Mexico Energy, Minerals, and Natural Resources Department (regulates oil and gas operations), New Mexico Environment Department (administers environmental protection laws), and the New Mexico State Land Office (oversees surface and mineral acres and development). The Oil Conservation Division of the New Mexico Energy, Minerals, Natural Resources Department (“EMNRD”), and New Mexico State Land Office require the posting of financial assurance for owners and operators on privately owned or state land within New Mexico in order to provide for abandonment restoration and remediation of wells, and for the drilling of salt water disposal wells.

Environmental Regulation Generally

We are subject to various federal, state and local laws and regulations covering the discharge or release of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations affect our operations and costs as a result of their effect on crude oil and natural gas exploration, development and production operations and related activities (e.g., carbon capture and storage). Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, including the assessment of monetary penalties, criminal prosecution, the imposition of investigatory and remedial obligations, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and the issuance of orders enjoining future operations or imposing additional compliance requirements.

In addition, we have acquired certain oil and gas properties from third parties whose actions with respect to the management and disposal or release of hydrocarbons or other wastes were not under our control. Under environmental laws and regulations, we could be required to remove or remediate wastes disposed of or released by prior owners or operators. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning, and for damages to natural resources or other claims related to releases of regulated substances at such third-party sites. In addition, we could be responsible under environmental laws and regulations for oil and gas properties in which we previously owned or currently own an interest but were or are not currently the operator. Moreover, we are currently subject to certain reporting requirements promulgated by U.S. Environmental Protection Agency’s (the “EPA”) regarding, among other things, GHG emissions and other fugitive emissions. And, as discussed further below, we are also subject to federal, state and local laws and regulations regarding hydraulic fracturing and other aspects of our operations.

Compliance with environmental laws and regulations increases our overall cost of business, but has not had, to date, a material adverse effect on our operations, financial condition, results of operations or capital expenditures (for environmental control facilities or otherwise). In addition, it is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts (whether for environmental control facilities or otherwise) that are material in relation to our total exploration and development expenditure program in order to comply with such laws and regulations. However, we are unable to predict (i) the timing, scope and effect of any currently proposed or future laws or regulations regarding the environment and (ii) the ultimate cost of compliance or the ultimate effect on our operations, financial condition, results of operations and capital expenditures relating to such future laws and regulations. The direct and indirect cost of such laws and regulations (if enacted) could materially and adversely affect our operations, financial condition, results of operations and capital expenditures. However, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Accordingly, future implementation and enforcement of certain environmental laws or regulations are uncertain at this time.

Climate Change Regulations

Local, state, federal and international regulatory bodies have been increasingly focused on GHG emissions and climate change issues in recent years. Congress has, from time to time, proposed legislation for imposing restrictions on, or requiring fees or carbon taxes in respect of, GHG emissions. Further, the IRA imposes a methane emissions charge on certain oil and gas facilities, including petroleum and natural gas production facilities that exceed certain emissions thresholds. The charge will be levied annually based on emissions reported under the EPA’s GHG reporting program. In November 2024, the EPA finalized a regulation to implement the IRA’s Waste Emissions Charge, which became effective on January 1, 2025. The fee imposed under the Methane Emissions Reduction Program for 2024 is $900 per ton emitted over annual methane emissions thresholds, and increases to $1,200 in 2025, and $1,500 in 2026. In January 2025, industry associations challenged the Waste Emissions Charge rule in the D.C. Circuit Court of Appeals. Also in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise or rescind all agency actions that are unduly burdensome on the identification, development or use of domestic energy resources. In late February 2025, the newly seated Congress successfully passed a joint resolution (H.J. Res. 35) using the Congressional Review Act (CRA) to officially disapprove of the EPA’s November 2024 rule implementing the methane fee and President Trump signed this resolution into law in March 2025, effectively nullifying the previously adopted Methane Emissions Reduction Program. In addition, based on the timing of the rule's finalization and statements from congressional Republicans, the waste emissions charge rule is potentially vulnerable to repeal by Congress under the Congressional Review Act, and the IRA may also be subject to amendment or repeal through Congressional budget reconciliation. Consequently, future implementation and enforcement of these rules remains uncertain at this time.

The EPA has adopted regulations for certain large sources regulating GHG emissions as pollutants under the federal Clean Air Act. Further, the EPA, in May 2016, issued regulations that require operators to reduce methane emissions and emissions of volatile organic compounds (“VOC”) from new, modified and reconstructed crude oil and natural gas wells and equipment located at natural gas production gathering and booster stations, gas processing plants and natural gas transmission compressor stations. In November 2021, the EPA proposed a rule to further reduce methane and VOC emissions from new and existing sources in the oil and natural gas sector, and, in November 2022, the EPA issued a supplemental proposal to expand its November 2021 proposed rule, including proposed regulation of additional sources of methane and VOC emissions, such as abandoned and unplugged wells. The EPA issued the final new source performance standards and emissions guidelines for new and existing oil and gas facilities in December 2023, and although in effect, the final rule is subject to ongoing litigation. Furthermore, in January 2025, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources.

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

In addition, on August 30, 2022, environmental groups filed a petition for rulemaking with the ECMC, petitioning the ECMC to adopt new rules to evaluate and address the cumulative air impacts of oil and gas development in Colorado. The petition proposes to address the cumulative air impacts of oil and gas development by effectively prohibiting any oil and gas project located in an area where the air quality exceeds, or may exceed, applicable air quality standards. In effect, the petition for rulemaking calls for a blanket prohibition on oil and gas development in much of Colorado. The COGCC (now ECMC) denied the petition; however, the COGCC (now the ECMC) initiated a cumulative impacts stakeholder process to determine how best to address cumulative impacts going forward, which may include additional regulations.

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

At the international level, the U.S., in December 2015, participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The Paris Agreement, which was adopted at the conference and went into effect in November 2016, calls for nations to undertake efforts with respect to global temperatures and set GHG emissions reduction goals every 5 years beginning in 2020. In February 2021, the Biden Administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Pursuant to its obligations as a signatory to the Paris Agreement, the United States set a target to reduce its GHG emissions by 50-52% by the year 2030 as compared with 2005 levels. In addition, in 2021, the Biden Administration publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, including “all feasible reductions” in the energy sector. Since its formal launch at the United Nations Framework Convention on Climate Change 26th Conference of the Parties (“COP26”), over 150 countries have joined the pledge. COP26 concluded with the finalization of the Glasgow Climate Pact (the “Glasgow Pact”), which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. At the 27th Conference of the Parties, the United States agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. In December 2023 at the 28th Conference of the Parties, nearly 200 countries entered into an agreement that calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030. The goals of the agreement, among other things, are to contribute to the transition away from fossil fuels, reduce methane emissions and increase renewable energy capacity, among other things, in order to achieve global net zero emissions by 2050. Most recently, at the 29th Conference of the Parties (“COP29”), delegates approved rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. On January 20th, 2025, the Trump Administration announced its intention to withdraw from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. The full impact of these actions remains unclear at this time. However, various state and local governments in the U.S. have publicly committed to furthering the goals of the Paris Agreement and many of these initiatives are expected to continue.

We are unable to predict the timing, scope and effect of any currently proposed or future investigations, laws, regulations, treaties or policies regarding climate change and GHG emissions (including any laws and regulations that may be enacted in the U.S.), but the direct and indirect costs of such investigations, laws, regulations, treaties or policies (if enacted, issued or applied) could materially and adversely affect our operations, financial condition, results of operations and capital expenditures.

Regulation of Hydraulic Fracturing and Other Operations

Hydraulic fracturing technology, which has been used by the oil and gas industry for more than 60 years and continues to evolve, enables us to produce crude oil and natural gas that otherwise would not be recovered. While hydraulic fracturing has historically been regulated by state oil and natural gas commissions, the practice has become increasingly controversial in certain parts of the country, resulting in increased scrutiny and regulation. For example, the EPA’s wastewater pretreatment standards prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to environmental requirements may result in increased costs.

In addition to the above-described federal regulations, some state and local governments have imposed, or have considered imposing, various conditions and restrictions on drilling and completion operations, including requirements regarding casing and cementing of wells, testing of nearby water wells, restrictions on access to, and usage of, water, disclosure of the chemical additives used in hydraulic fracturing operations, restrictions on the type of chemical additives that may be used in hydraulic fracturing operations and restrictions on drilling or injection activities on certain lands lying within wilderness wetlands, ecologically or seismically sensitive areas and other protected areas. Such federal, state and local permitting and disclosure requirements, operating restrictions, conditions or prohibitions could lead to operational delays and increased operating and compliance costs and, moreover, could delay or effectively prevent the development of crude oil and natural gas from formations which would not be economically viable without the use of hydraulic fracturing.

Compliance with laws and regulations relating to hydraulic fracturing and other aspects of our operations increases our overall cost of business, but has not had, to date, a material adverse effect on our operations, financial condition, results of operations or capital expenditures. In addition, it is not anticipated, based on current laws and regulations, that we will be required in the near future to expend amounts that are material in relation to our total exploration and development expenditure program in order to comply with such laws and regulations. However, we are unable to predict (i) the timing, scope and effect of any currently proposed or future laws or regulations regarding hydraulic fracturing in the U.S. or other aspects of our operations; and (ii) the ultimate cost of compliance or the ultimate effect on our operations, financial condition, results of operations and capital expenditures relating to such future laws and regulations. The direct and indirect costs of such laws and regulations (if enacted) could materially and adversely affect our operations, financial condition, results of operations and capital expenditures.

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

In New Mexico, the Company, through its New Mexico operating subsidiary RAZO, has entered into a Stipulated Final Order with the OCD pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO.  The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD.

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

Moreover, because most of our operations are conducted in three particular areas, the D-J Basin in Colorado, the PRB in Wyoming, and the Permian Basin in New Mexico, legal restrictions imposed in those areas will have a significantly greater adverse effect than if we had our operations spread out amongst several diverse geographic areas. Consequently, in the event that local or state restrictions or prohibitions are adopted in the D-J Basin in Colorado, and/or the PRB and/or the D-J Basin in Wyoming, and/or the Permian Basin in New Mexico that impose more stringent limitations on the production and development of oil and natural gas, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities, and possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Any such increased costs, delays, cessations, restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Human Capital Resources

At March 27, 2026, we employed 25 people and also utilize the services of independent contractors to perform various field and other services. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•	Our need to raise additional capital to support our operations and repay outstanding indebtedness.

•	The future price of oil, natural gas and NGL;

•

The impact of public health crises, similar to COVID-19, on the Company’s operations, future prospects, the value of its properties, and the economy in general, including the related effect on the supply and demand, and ultimate price of oil and natural gas;

•

The effect of political and economic conditions in oil and natural gas producing countries, including uncertainty or instability resulting from civil unrest, terrorism or war, such as the current conflicts between Russia and Ukraine, the Israel-Hamas war, the Israel-Iran conflict, recent events in Venezuela, and other instability in the Middle East;

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

•

The fact that all of our assets and operations are located in the Permian Basin, the Powder River Basin, and the D-J Basin, making us vulnerable to risks associated with operating in only three geographic areas;

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

•

The fact that affiliates of Juniper Capital Advisors, L.P. (“Juniper”), which are entitled to appoint, and have appointed, three of the six members of the Company's Board of Directors, beneficially own a majority of our common stock and that Juniper’s interests may be different from other shareholders;

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

The price we receive for our oil and, to a lesser extent, natural gas and NGLs, heavily influences our revenue, profitability, cash flows, liquidity, access to capital, present value and quality of our reserves, the nature and scale of our operations and future rate of growth. Oil, NGL and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. In recent years, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Because approximately 72% of our estimated proved reserves as of December 31, 2025 were oil, our financial results are more sensitive to movements in oil prices. The price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude, dropping below $48 per barrel in 2021 and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine, to the $90s in early 2026, and more recently increasing again to the mid-$90s per barrel following the initiation of the recent conflict in Iran . A prolonged period of low market prices for oil and natural gas, or further declines in the market prices for oil and natural gas, will likely result in capital expenditures being further curtailed and will adversely affect our business, financial condition and liquidity and our ability to meet obligations, targets or financial commitments and could ultimately lead to restructuring or filing for bankruptcy, which would have a material adverse effect on our stock price and indebtedness. Additionally, lower oil and natural gas prices have, and may in the future, cause, a decline in our stock price. The below table highlights the recent volatility in oil and gas prices by summarizing the high and low daily NYMEX WTI oil spot price and daily NYMEX natural gas Henry Hub spot price for the periods presented:

	Daily NYMEX WTI oil spot price (per Bbl)		Daily NYMEX natural gas Henry Hub spot price (per MMBtu)
	High	Low	High	Low
Year ended December 31, 2021	$85.64	$47.47	$23.86	$2.43
Year ended December 31, 2022	$123.64	$71.05	$9.85	$3.46
Year ended December 31, 2023	$93.67	$66.61	$3.78	$1.74
Year ended December 31, 2024	$87.69	$66.73	$13.20	$1.21
Year ended December 31, 2025	$80.73	$55.44	$9.86	$2.65
Quarter ended March 31, 2026*	$98.48	$56.01	$30.72	$2.82

* Through March 16, 2026.

We have a limited operating history, have incurred net losses in the past and may incur net losses in the future.

We have a limited operating history and are engaged in the initial stages of exploration, development and exploitation of our leasehold acreage and will continue to be so until commencement of substantial production from our oil and natural gas properties, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Companies in their initial stages of development face substantial business risks and may suffer significant losses. We have generated substantial net losses in the past and may continue to incur net losses as we continue our drilling program. In considering an investment in our common stock, you should consider that there is only limited historical and financial operating information available upon which to base your evaluation of our performance. We have incurred net losses of $121,860,000 from the date of inception (February 9, 2011) through December 31, 2025. Additionally, we may be dependent on obtaining additional debt and/or equity financing to roll-out and scale our planned principal business operations. Management’s plans in regard to these matters consist principally of seeking additional debt and/or equity financing combined with expected cash flows from current oil and gas assets held and additional oil and gas assets that we may acquire. Our efforts may not be successful, and funds may not be available on favorable terms, if at all.

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

We may need additional capital to complete future acquisitions and conduct our operations and fund our business in and beyond 2026, and will need to raise additional capital to repay outstanding liabilities, and our ability to obtain the necessary funding is uncertain.

We may need additional capital to complete future acquisitions and conduct our operations and fund our business in and beyond 2026, and will need to raise additional capital to repay outstanding liabilities,  and may be required to raise additional funds through public or private debt or equity financing or other various means to repay outstanding liabilities, fund our operations and complete exploration and drilling operations in and beyond 2026 and acquire assets. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities, including sales of common stock under our December 2024 Sales Agreement entered into with Roth Capital Partners, LLC and A.G.P./Alliance Global Partners, pursuant to which we can sell up to $8 million in at-the-market offerings, dilution to existing stockholders will result, and such securities may have rights, preferences and privileges senior to those of our common stock, and/or through drawing debt under our A&R Credit Agreement. If funding is insufficient at any time in the future and we are unable to generate sufficient revenue from new business arrangements, to complete planned acquisitions or operations, our results of operations and the value of our securities could be adversely affected.

As of the date of this Report, we owe $98.0 million under our A&R Credit Agreement, which amounts are due and payable on October 31, 2029. Such funds may not be available when needed or may not be available on favorable terms.

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

Recent increases in inflation have had an adverse effect on us. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the recent armed conflict in Israel and the Gaza Strip, and the ongoing conflicts between the Ukraine and Russia and the United States and Iran, and the effect of tariffs. Increases in inflation, have in the past, and could in the future, impact our costs of labor, equipment and services and the margins we are able to realize on our wells, all of which could have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the past, which in turn raises our cost of debt borrowing.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, ongoing wars and conflicts, including the ongoing conflict between the United States and Iran, fears of recession and trade wars, the effect of tariffs, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, and tax rates. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

We have entered into a Stipulated Final Order with the Director of the OCD which requires that the Company fund the plugging and abandonment of an aggregate of approximately 299 legacy vertical wells in our Permian Basin Asset, compliance with which may be costly and our failure to comply with the SFO may materially and adversely affect our business, results of operations and cash flows.

The Company has entered into an SFO with the OCD through RAZO, the Company’s New Mexico operating subsidiary, which requires, among other things, that the Company reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset (of which seven have been plugged to date) at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. Such required payments and reimbursements may be significant, and may reduce our cash flows and funds available for our business plan and/or require us to raise additional funding in the future. Additionally, in the event the Company is unable to fully comply with the terms of the SFO, then the Company could be subject to significant civil penalties and sanctions, which would likely have a material adverse effect on our business, financial condition and results of operations, could require us to raise additional funding which may not be available on commercially reasonable terms, if at all, and may negatively affect our drilling plans in the future, and may cause the value of our securities to decline in value.

All of our crude oil, natural gas and NGLs production is located in the Permian Basin, the Powder River Basin and the D-J Basin, making us vulnerable to risks associated with operating in only three geographic areas. In addition, we have a large amount of proved reserves attributable to a small number of producing formations.

Our current operations are focused solely in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, and the D-J Basin of Weld and Morgan Counties, Colorado, with future operations extending into the Powder River Basin in Campbell and Laramie Counties, Wyoming, as a result of our October 2025 Mergers, with which means our current producing properties and new drilling opportunities are geographically concentrated in those three areas. Because our operations are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including:

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

For example, bottlenecks in processing and transportation that have occurred in some recent periods in the Permian Basin, Powder River Basin, and D-J Basin may negatively affect our results of operations, and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, in areas where exploration and production activities are increasing, as has been the case in recent years in the Permian Basin, the Powder River Basin, and D-J Basin, the demand for, and cost of, drilling rigs, equipment, supplies, personnel and oilfield services increase. Shortages or the high cost of drilling rigs, equipment, supplies, personnel or oilfield services could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations.

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

The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, profitability, cash flow available for capital expenditures, access to capital and future rate of growth. Oil, NGLs and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the commodities market has been volatile. For example, the price of crude oil has experienced significant volatility over the last five years, with the price per barrel of West Texas Intermediate (“WTI”) crude, dropping below $48 per barrel in 2021, and surging to over $120 a barrel in early March 2022, following Russia’s invasion of the Ukraine, to the $60s in early 2026, to around $98 more recently following the initiation of the recent conflict in Iran.  Prices for natural gas and NGLs experienced declines of similar magnitude. An extended period of continued lower oil prices, or additional price declines, will have further adverse effects on us. The prices we receive for our production, and the levels of our production, will continue to depend on numerous factors, including the following:

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

•

political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the recent armed conflict in Israel and the Gaza Strip, the Russian invasion of the Ukraine in February 2022, and the more recent conflict between the United States and Iran (all of which conflicts are ongoing);

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

Declines in oil, NGL or natural gas prices have not, and will not, only reduce our revenue, but have and will reduce the amount of oil, NGL and natural gas that we can produce economically. Should natural gas, NGL or oil prices decline from current levels and remain there for an extended period of time, we may choose to shut-in our operated wells, (similar to our shut-in of our operated wells in the Permian Basin and the D-J Basin in 2020 in response to the COVID-19 pandemic), delay some or all of our exploration and development plans for our prospects, or to cease exploration or development activities on certain prospects due to the anticipated unfavorable economics from such activities, and, as a result, we may have to make substantial downward adjustments to our estimated proved reserves, each of which would have a material adverse effect on our business, financial condition and results of operations.

We have in the past incurred impairments and future conditions might require us to incur additional impairments or make write-downs in our assets, which would adversely affect our balance sheet and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For example, for the year ended December 31, 2020, due to falling oil and gas prices, we incurred a $19.3 million impairment of our oil and gas properties with respect to our D-J Basin properties, and during the years ended December 31, 2024 and 2023, the Acquired Companies recorded impairment charges of $3.9 million and $21.1 million, respectively, with respect to their proved and unproved oil and natural gas properties in the  PRB for 2024 and both the PRB and D-J Basin for 2023. Aside from certain lease expirations, no significant impairment was incurred for the year ended December 31, 2025. We could be at risk for proved and unproved property impairments if we experience adverse market conditions for an extended period of time. The carrying values of our properties are sensitive to declines in oil, natural gas and NGL prices as well as increases in various development and operating costs and expenses. If oil, natural gas and NGL prices remain depressed for extended periods of time or decline materially from current levels, we may be required to record additional write-downs of the carrying value of our proved oil and natural gas properties. Further, we periodically evaluate our unproved oil and natural gas properties to determine the recoverability of our costs. Prior write-offs have adversely affected balance sheet assets and results of operations and any future significant write-offs would similarly adversely affect our balance sheet and results of operations.

Declining general economic, business or industry conditions have, and will continue to have, a material adverse effect on our results of operations, liquidity and financial condition, and are expected to continue having a material adverse effect for the foreseeable future.

Concerns over global economic conditions, the duration and effects of future pandemics, and the results thereof, energy costs, geopolitical issues (including, but not limited to the Israel/Gaza Strip conflict, the Ukraine/Russia conflict and the current Iran conflict), inflation, increasing interest rates and the availability and cost of credit have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown, which could expand to a recession or global depression. If the economic climate in the United States or abroad deteriorates, demand for petroleum products could diminish, which could further impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations, and ultimately adversely impact our results of operations, liquidity and financial condition to a greater extent that it has already.

Our business operations may be affected by worldwide economic, political and miliary events, including certain ongoing conflicts.

Worldwide economic, political and military events, including tax, trade and tariff policies of the United States and other countries involved in global energy markets, war, terrorist activity, events in the Middle East and initiatives by OPEC+, have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. For example, recent events in Venezuela, the ongoing armed conflicts between Russia and Ukraine, and escalating tensions involving the United States, Israel and Iran, including direct military engagements and retaliatory actions, have led to heightened regional instability and increased global economic uncertainty. In particular, recent hostilities involving Iran have resulted in attacks on commercial shipping and energy infrastructure, as well as an effective disruption and, at times, near-total suspension of maritime traffic through the Strait of Hormuz, a critical chokepoint through which approximately 20% of the world’s oil supply transits.

The disruption of shipping lanes in and around the Persian Gulf, including congestion, rerouting and the anchoring of vessels outside the Strait of Hormuz, has caused significant delays in the transportation of crude oil, liquefied natural gas and refined products, and has contributed to increased freight, insurance and security costs, as well as volatility in global energy prices. In addition, damage to or disruption of key regional ports and infrastructure, including Iranian port facilities, and the risk of further military strikes or blockades, have exacerbated supply chain challenges and increased uncertainty regarding the availability and cost of energy commodities. The potential for broader regional conflict involving Iran, including possible prolonged closure or continued disruption of the Strait of Hormuz, as well as escalating hostilities involving the Houthi movement in Yemen, Hezbollah in Lebanon and other regional actors, has increased significantly.

Any continuation or escalation of these conflicts, including sustained disruptions to critical global shipping routes or energy infrastructure, could materially and adversely affect global supply and demand for oil and natural gas, increase commodity price volatility, disrupt our operations or those of our customers, suppliers or partners, and have a material adverse effect on our business, financial condition and results of operations.

Volatility in oil and gas prices makes it hard for us to plan and project our operations, capital expenditures, and financial performance.

Volatility in oil and natural gas prices, including for the reasons discussed in the risk factors above, significantly impairs our ability to accurately plan and project our operations, capital expenditures, and financial performance. These commodity prices are inherently unpredictable due to factors such as global supply and demand imbalances, geopolitical events, economic conditions, and regulatory changes, making it extremely difficult to forecast future price movements with any certainty. As a result, prolonged periods of low or highly volatile prices can lead to the reduction, deferral, or cancelation of exploration, development, and production activities, including but us or our operators. This uncertainty may force us to adjust our own capital spending plans, delay projects, revise budgets, and recalibrate internal projections and forecasts, which may result in reduced operational efficiency, impairments to proved reserves or other assets, and challenges in meeting financial targets or liquidity needs. For instance, sharp declines in prices can render certain development projects uneconomic, leading to lower-than-anticipated production volumes and cash flows, while sudden spikes may create inflationary pressures on costs without corresponding revenue gains in the near term. Ultimately, such price volatility contributes to greater unpredictability in our business planning, potentially materially and adversely affecting our results of operations, financial condition, and ability to execute our long-term strategy.

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

In addition, future events, such as terrorist attacks, wars and conflicts, threat of wars and conflicts, or combat peace-keeping missions, financial market disruptions, general economic recessions, oil and natural gas industry recessions, large company bankruptcies, accounting scandals, pandemic diseases, overstated reserves estimates by major public oil companies and disruptions in the financial and capital markets have caused financial institutions, credit rating agencies and the public to more closely review the financial statements, capital structures and earnings of public companies, including energy companies. Such events have constrained the capital available to the energy industry in the past, and such events or similar events could adversely affect our access to funding for our operations in the future.

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

Approximately 49% of our total proved reserves are classified as proved undeveloped and may ultimately prove to be less than estimated.

On December 31, 2025, approximately 49% of our total proved reserves of oil, natural gas and NGLs were classified as proved undeveloped. It will take substantial capital to drill our non-producing and undeveloped locations. Our estimate of proved reserves on December 31, 2025 assumes that we will need to spend significant development capital expenditures to develop these reserves. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and the results of operations.

If actual reserves are lower than anticipated, the financial condition and results of operations of the Company could be adversely affected.

The Company’s ability to achieve anticipated production levels depends on the accuracy of its reserve estimates, which are inherently uncertain. Actual reserves may differ materially from estimates due to future development timing, development expenditures, operating costs, and reservoir performance as well as commodity price factors. If actual reserves are lower than anticipated, the financial condition and results of operations of the Company could be adversely affected.

Approximately 181,093 net acres in the PRB are located on federal lands as of December 31, 2025, which are subject to administrative permitting requirements, current and potential federal legislation, regulation and orders and pending litigation that may limit or restrict oil and natural gas operations on federal lands.

At December 31, 2025, approximately 181,093 net acres in the PRB were on federal lands administered by the Bureau of Land Management. In addition to permits issued by state and local authorities, oil and natural gas activities on federal lands also require permits from the BLM. Permitting for oil and natural gas activities on federal lands can take significantly longer than the permitting process for oil and natural gas activities not located on federal lands. In addition, the advancement of presidential administrative priorities and government disruptions, such as a shutdown of the U.S. federal government resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, could delay or halt the availability of federal leases or the granting and renewal of permits or other licenses, approvals or certificates required to conduct our operations. Delays in making federal acreage available for leasing by oil and gas operators or obtaining necessary permits or other approvals can disrupt our operations and have a material adverse effect on our business. Under certain circumstances, the BLM may require operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our interests on federal lands.

In addition, litigation related to leasing and permitting of federal lands could also restrict, delay or limit our ability to conduct operations on our federal leasehold or acquire additional federal leasehold. For example, in 2022, two environmental advocacy groups filed suit against the U.S. Department of Interior and the BLM challenging certain lease sales by the BLM beginning in December of 2017 (the “BLM Litigation”). On January 17, 2025, a three-judge panel of the Ninth Circuit Court of Appeals upheld vacatur of various leases sold by the BLM, on grounds that the BLM violated the NEPA (defined herein) and the Federal Land Planning and Management Act when selling certain leases. It remains unclear whether parties involved in the BLM Litigation will seek en banc review of the decision. While the Company is not named in the BLM Litigation (as defendants, intervenors or otherwise), certain of the leases owned by the Company in the PRB covering approximately 82,804 acres (as of December 31, 2025) have been “placed in suspense” pending a ruling by the Ninth Circuit Court of Appeals in the BLM Litigation. It is possible that the Ninth Circuit Court of Appeals ruling could result in the cancellation of these leases. In addition, as part of the BLM Litigation, on September 13, 2024, the U.S. District Court for the District of Columbia issued a ruling temporarily enjoining further applications for permits to drill with respect to certain of the Company’s BLM leases, citing erroneous data that overstated the amount of available groundwater in the Converse County Oil and Gas Project’s (the “Project’s”) Environmental Impact Statement. This ruling had the effect of halting federal APD approvals within the area of the Project until the court “determines the appropriate final remedy” to correct the deficiency being alleged in the case. It is possible that the BLM’s review and ultimate approval of our APDs could be impacted by this federal court ruling. If the January 17, 2025 Ninth Circuit Court of Appeals decision remains final, or if a final judgment on any similar future litigation results in the cancellation of leases or otherwise restricts production of our oil, natural gas or NGLs assets, our financial condition, results of operations and cash flows could be materially and adversely affected; however, we could also receive the return of up to $79 million of total lease bonuses previously paid in certain circumstances, which would have a positive effect on working capital.

Our hedging activities may prevent us from fully benefiting from increases in crude oil, natural gas and NGLs prices and may expose us to other risks, including counterparty risk, and our future production may not be sufficiently protected from any declines in commodity prices by our existing or future hedging arrangements.

We use financial derivative instruments (primarily financial fixed price swaps and collar contracts) to hedge the impact of fluctuations in commodity prices on our results of operations and cash flows. In connection with the entry into the A&R Credit Agreement, the Company was required to hedge at least 75% of its projected proved developed producing reserves (PDP) oil and gas production at the time of entry into the A&R Credit Agreement, for the first 24 months of the agreement, and 50% of its projected PDP of oil and gas production for months 25–36. Afterward, within 60 days after each fiscal quarter, the Company must show it has hedged at least 50% of expected oil and gas production for the next 18 months. The Company may hedge crude oil, natural gas, or natural gas liquids (on a barrel of oil equivalent basis) to meet these requirements, but may not hedge more than 75% of anticipated production (on a barrel of oil equivalent basis) for any month. As of the date of this report, the Company currently has approximately 75% of its crude oil production hedged through November 2027 and approximately 51% hedged from December 2027 through November 2028, and ~75% of its natural gas production hedged through November 2027 and approximately 50% hedged from December 2027 through November 2028, at various prices.

Our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Our hedges may in the future result in losses and reduce the amount of revenue we would otherwise obtain upon the sale of our oil and natural gas production and may also decrease our margins and net revenues.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative contracts for the relevant period. If the actual amount of production is higher than we estimated, we will have greater commodity price exposure than we intended. If the actual amount of production is lower than the notional amount that is subject to our derivative instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

To the extent that we have engaged, or in the future engage, in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in commodity prices above the prices established by our hedging contracts. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

Derivative instruments also expose us to the risk of financial loss in some circumstances, including when:

•	the counter-party to the derivative instrument defaults on its contract obligations;

•	there is an increase in the differential between the underlying price in the derivative instrument and actual prices received; or

•	the steps we take to monitor our derivative financial instruments do not detect and prevent transactions that are inconsistent with our risk management strategies.

In addition, depending on the type of derivative arrangements we enter into, the agreements could limit the benefit we would receive from increases in oil and gas prices. It cannot be assumed that the hedging transactions we have entered into, or will enter into, will adequately protect us from fluctuations in commodity prices.

Increases in the differential between the ceiling value for oil and natural gas prices set forth in our commodity derivative contracts and commodity derivative collar contracts is anticipated to affect our business, financial condition and results of operations.

For more information regarding our current derivative instruments see “Item 8 Financial Statements and Supplementary Data” – “Note 10 – Derivatives”.

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

Our current operations are concentrated in the states of New Mexico, Colorado, and Wyoming. This concentration may increase the potential impact of many of the risks described in this Annual Report. For example, we may have greater exposure to regulatory actions impacting New Mexico, Colorado, and/or Wyoming, adverse weather and natural disasters in New Mexico, Colorado, and/or Wyoming, competition for equipment, services and materials available in, and access to infrastructure and markets in, these states.

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

We are not the operator on all of our properties located in our D-J Basin and PRB Asset, and, as a result, our ability to exercise influence over the operations of these properties or their associated costs is limited. Our dependence on the operators and other working interest owners of these projects and our limited ability to influence operations and associated costs or control the risks could materially and adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors, including:

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

Water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. When drought conditions occur, governmental authorities may restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. New Mexico, Colorado, and Wyoming, all have relatively arid climates and experience drought conditions from time to time and the U.S. Southwest is currently experiencing significant drought conditions which have reduced the flow of certain rivers and forced the reduction or reallocation of certain waterways and reservoirs. If we are unable to obtain water to use in our operations from local sources or dispose of or recycle water used in operations, or if the price of water or water disposal increases significantly, we may be unable to produce oil and natural gas economically, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Approximately 50% of our Colorado, New Mexico, and Wyoming properties, are undeveloped; therefore, the risk associated with our success is greater than would be the case if the majority of such properties were categorized as proved developed producing.

Because approximately 50% of our Colorado, New Mexico, and Wyoming properties, are undeveloped, we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

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

Our operations in the Permian Basin in Chaves and Roosevelt Counties, New Mexico, the D-J Basin in Weld and Morgan Counties, Colorado, and the PRB in Laramie and Campbell Counties, Wyoming, involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and therefore generate the highest possible returns. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

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

The requirements, restrictions and covenants in our A&R Credit Agreement, including interest payable thereunder, may restrict our ability to operate our business and might lead to a default under such agreement.

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

In addition, the A&R Credit Agreement is subject to customary events of default for a facility of that size and type, including a change in control. If an event of default occurs and is continuing, the administrative agent may, with the consent of majority lenders, or shall, at the request of the majority lenders, accelerate any amounts outstanding and terminate lender commitments and declare the entire amount of obligations owed under the A&R Credit Agreement immediately due and payable and take certain other actions provided for under the A&R Credit Agreement.

As a result of these requirements, covenants and limitations, we may not be able to respond to changes in business and economic conditions and to obtain additional financing, if needed, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. The breach of any of these requirements or covenants could result in a default under the A&R Credit Agreement or future credit facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under such A&R Credit Agreement or future debt facilities, including accrued interest or other obligations, to be immediately due and payable. If amounts outstanding under such A&R Credit Agreement or future debt facilities were to be accelerated, our assets might not be sufficient to repay in full that indebtedness and our other indebtedness.

A prolonged period of weak, or a significant decrease in, industry activity and overall markets may make it difficult to comply with our covenants and the other restrictions in the agreements governing our debt and current global and market conditions have increased the potential for that difficulty.

As of the date of this Report, the A&R Credit Agreement has a balance of $98.0 million. Amounts, if any, that we borrow under the A&R Credit Agreement, are due on October 31, 2029.

Our obligations under the A&R Credit Agreement are secured by a first priority security interest in substantially all of our assets and various Company guarantees.

The amounts borrowed pursuant to the terms of the A&R Credit Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. Additionally, certain of our subsidiaries have guaranteed the amounts due, and obligations under, the A&R Credit Agreement.

As a result of the above, our creditors, in the event of the occurrence of a default under the A&R Credit Agreement, may enforce their security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to, any investment in our common stock) could become worthless.

Continued increases in interest rates will cause our debt service obligations to increase and may have an adverse effect on our operations.

The amounts borrowed under the A&R Credit Agreement bear interest at either the SOFR Rate or the ABR Rate. Interest rates have recently been subject to increasing volatility and any increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, a future increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

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

Mr. J. Douglas Schick, our President and Chief Executive Officer and a member of the board, Clark R. Moore, our Executive Vice President, General Counsel and Secretary, and Mr. Reagan Dukes, our Chief Operating Officer, and various of our directors, including Josh Schmidt, our Chairman and Edward Geiser, hold various other management positions with privately-held companies, some of which are involved in the oil and gas industry. We believe these positions require only an immaterial amount of each applicable officer’s time and will not conflict with the roles of our officers or directors, their or responsibilities with our company. If any of these companies enter into one or more transactions with our company, or if the officer’s or director’s position with any such company requires significantly more time than currently anticipated, potential conflicts of interests could arise from the officers or directors performing services for us and these other entities.

Additionally, pursuant to our Amended and Restated Certificate of Formation, the Juniper Shareholder and its affiliates (the “Juniper Investor Group”, which term includes the Juniper Directors) and Dr. Simon Kukes and his affiliates (collectively, the “PED Investor Group”), may each engage in other business ventures, including those that compete with or overlap with our business. Each group may hold positions, invest in, or develop opportunities related to other entities (“Other Investments”), potentially creating conflicts of interest. Pursuant to the Amended and Restated Certificate of Formation, the Company explicitly waives any right or expectation to participate in certain described corporate opportunities including businesses that may compete with, overlap with, complement, or otherwise be suitable for the Company or its subsidiaries and agrees that neither the investor groups, nor their representatives or directors, are obligated to share or offer these opportunities to the Company, unless the opportunity arises solely from their role as a director of the Company or through specific information rights in the Shareholder Agreement (“Renounced Business Opportunities”). However, the Company remains free to pursue any such renounced opportunities on its own.

The provisions in our Amended and Restated Certificate of Formation permitting the Juniper Investor Group and the PED Investor Group to engage in other business activities, including those that may compete with or overlap with our business, could result in conflicts of interest and limit our access to attractive business opportunities. Because these investors and their affiliated directors are not restricted from pursuing competing ventures or investments, they may allocate time, resources and opportunities to other entities in which they have an interest, which could adversely affect our ability to compete effectively or pursue strategic initiatives.

We depend significantly upon the continued involvement of our present management.

We depend to a significant degree upon the involvement of our management, specifically, our President and Chief Executive Officer, and member of the board, Mr. J. Douglas Schick. Our performance and success are dependent to a large extent on the efforts and continued employment of Mr. Schick. We do not believe that Mr. Schick could be quickly replaced with personnel of equal experience and capabilities, and his successor(s) may not be as effective. If Mr. Schick or any of our other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, our business operations could be adversely affected. Mr. Schick is party to an employment agreement with us which has no stated term and can be terminated by either party without cause.

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

Juniper beneficially owns 52% of our common stock, which gives Juniper majority voting control over stockholder matters and Juniper’s interests may be different from your interests; and as a result of such ownership, we are a “controlled company” under applicable NYSE American rules.

Juniper beneficially owns approximately 52% of our issued and outstanding common stock. As such, Juniper can control the outcome of all matters requiring a stockholder vote, including the election of directors, the adoption of amendments to our certificate of formation or bylaws and the approval of mergers and other significant corporate transactions.  In addition, Juniper is entitled to appoint, and has appointed, three of the six members of the Company's Board of Directors pursuant to the Shareholder Agreement.  Subject to any fiduciary duties owed to the stockholders generally, while Juniper’s interests may generally be aligned with the interests of our stockholders, in some instances Juniper may have interests different than the rest of our stockholders, including but not limited to, future potential company financings in which Juniper may participate. Juniper also has significant influence on our Board of Directors due to appointment of three of the six current members of the Company’s Board.  Juniper’s influence or control of our company as a stockholder and through its Board appointments may have the effect of delaying or preventing a change of control of our company and may adversely affect the voting and other rights of other stockholders. Because Juniper controls the stockholder vote, investors will not be able to replace its appointees to the Board of Directors and may also not be able to replace other appointees, if they disagree with the way our business is being operated. Additionally, the interests of Juniper may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders. Due to Juniper’s ownership of the Company, as discussed above, we are a “controlled company” under the rules of the NYSE American. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

•	a majority of the Board of Directors consist of independent directors (or 50% in the case of a smaller reporting company such as the Company);

•	the board maintain a nominations committee with prescribed duties and a written charter; and

•	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, provided that we have to date not taken advantage of any of these exemptions and do not currently intend to take advantage of any of these exemptions moving forward. Notwithstanding that, should the interests of Juniper differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance standards. Even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

The Shareholder Agreement provides that the Board will consist of six directors or such other number as approved by the Board in accordance with the organizational documents of the Company and the Shareholder Agreement and be constituted as follows:

(i)	three Directors nominated by the Juniper Shareholder, which must include at least one independent director (initially, Edward Geiser, Josh Schmidt and Martyn Willsher);

(ii)	two Directors, as nominated by the Governance Committee, which must include at least one independent director (initially, J. Douglas Schick and John K. Howie); and

(iii)	one independent director mutually agreed in writing by the Juniper Shareholder and the Governance Committee (initially Kristel Franklin), who was appointed as a member of the Board at Closing.

The right of the Juniper Shareholder to nominate Juniper Directors pursuant to the Shareholder Agreement will depend on its, together with its affiliates’, ownership of 3,181,818 shares of Company common stock issued to the Juniper Shareholder and its affiliates on February 27, 2026, on the applicable date of determination, as measured relative to a total of 13,300,815 shares of common stock issued and outstanding on February 27, 2026 (“Juniper Beneficial Ownership”), as follows: if Juniper Beneficial Ownership is 50% or more, the Juniper Shareholder may nominate three Juniper Directors, including one which must be an independent director; if Juniper Beneficial Ownership is between 30% and 49.9%, the Juniper Shareholder may nominate two Juniper Directors; if Juniper Beneficial Ownership is between 10% and 29.9%, the Juniper Shareholder may nominate one Juniper Director; and if Juniper Beneficial Ownership  is less than 10%, the Juniper Shareholder loses the right to nominate any Juniper Directors.

The nomination of such Juniper Directors is subject to such persons not being prohibited from serving as a member of the Board. In the event any Juniper Director ceases serving as a member of the Board for any reason, the Juniper Shareholder has the right to designate a replacement, and subject to certain customary exceptions, the Board is required to take all reasonable actions within its control to appoint such replacement person as a member of the Board of the Company to fill such vacancy. The Juniper Shareholder also has the right to remove any Juniper Director at any time for any reason.

The Board is prohibited from increasing or decreasing the number of members of the Board without the affirmative vote of a majority of the independent directors then on the Board that are not Juniper Directors, and the written consent of the Juniper Shareholder.

In some instances, affiliates of Juniper may have interests different than the rest of our shareholders. The influence or control of our Company by such persons may have the effect of delaying or preventing a change of control of our Company and may adversely affect the voting and other rights of other shareholders. Additionally, the interests of such persons may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. Because of the ownership of securities of Juniper, investors may find it difficult to replace our current directors (and such persons as they may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Juniper may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

Risks Relating to Government Regulations

New or revised rules, regulations and policies may be issued, and new legislation may be proposed, that could impact the oil and gas exploration and production industry.

New or revised rules, regulations and policies may be issued, and new legislation may be proposed, that could impact the oil and gas exploration and production industry. Such rules, regulations, policies and legislation may affect, among other things, (i) permitting for oil and gas drilling on state, tribal and federal lands; (ii) the leasing of state, tribal and federal lands for oil and gas development; (iii) the regulation and disclosure of greenhouse gas emissions and/or other climate change-related matters associated with oil and gas operations (e.g., the development, implementation and carrying out of carbon capture and storage activities, including associated financial or tax incentives); (iv) the use of hydraulic fracturing on state, tribal and federal lands; (v) the calculation of royalty payments in respect of oil and gas production from state, tribal and federal lands (including, but not limited to, an increase in applicable royalty percentages); (vi) U.S. federal income tax laws applicable to oil and gas exploration and production companies; and (vii) the use of financial derivative instruments to hedge the financial impact of fluctuations in crude oil, natural gas and NGLs prices.

For example, our business in the D-J Basin of Colorado utilizes a methodology available in Colorado known as “forced pooling,” which refers to the ability of a holder of an oil and natural gas interest in a particular prospective drilling spacing unit to apply to the Colorado Oil and Gas Conservation Commission for an order forcing all other holders of oil and natural gas interests in such area into a common pool for purposes of developing that drilling spacing unit. In addition, our Permian Basin operations require significant salt water disposal capacity, with the permitting of necessary salt water disposal wells being regulated by the New Mexico State Land Office. In recent quarters, we have encountered significant delays in receiving such permits, and increasing difficulty in obtaining required permits, from the New Mexico State Land Office, which has delayed completion operations and the bringing of new wells on to full production. Changes in the legal and regulatory environment governing our industry, particularly any changes to Colorado’s forced pooling procedures that make forced pooling more difficult to accomplish and changes in minimum set-backs distances for drilling operations from buildings (including those recently adopted), or increased regulation in New Mexico or Wyoming with respect to salt water disposal well permitting, could result in increased compliance costs and operational delays, and adversely affect our business, financial condition and results of operations.

In addition, approximately 17% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 66% of the Company’s acreage in Wyoming is located on federal lands, which may be subject to federal laws, regulations and orders that could limit our ability to operate. For example, on January 20, 2021, the Acting Secretary of the Interior issued Order Number 3395 (“Order No. 3395”) which contained a directive to temporarily halt all federal permitting activity for 60 days in an effort to study environmental impacts of oil and gas drilling and development, which a federal court blocked with a preliminary injunction in June 2021.  President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. While this had no impact on existing or ongoing operations, potentially subsequent federal orders could restrict our ability to develop our leases on federal lands, which could adversely affect our business, financial condition and results of operations.

Further, drilling long lateral wells in Wyoming typically involves interception and development of multiple federal leases. However, for several years, the federal government, through the BLM, has limited the number of minerals acres made available for lease. As a result, many operators suffer from leasehold “gaps” in their drilling units, which effectively prohibit these operators from developing their existing federal leasehold at no-fault of the operator. Section 39 allows for the suspension of operations and production on leases when the necessary federal tracts for exploration and development are not yet available. Section 39 suspense must be requested annually. Certain of the leases owned by the Company in the PRB have been “placed in suspense” under Section 39. The ability of the Company to effectively develop these leases is subject to its ability to close existing “gaps” in its federal leasehold by leasing additional acreage from the BLM.

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

For example, in 2014, 2016 and 2018, opponents of hydraulic fracturing sought statewide ballot initiatives in Colorado that would have restricted oil and gas development in Colorado and could have had materially adverse impacts on us. One of the proposed initiatives would have made the vast majority of the surface area of the state ineligible for drilling, including substantially all of our planned future drilling locations. By further example, in April 2019, Colorado Senate Bill 19-181 (the “Bill”) was passed into law, which prioritizes the protection of public safety, health, welfare, and the environment in the regulation of the oil and gas industry by modifying the State’s oil and gas statutes and clarifying, reinforcing, and establishing local governments’ regulatory authority over the surface impacts of oil and gas development in Colorado. This Bill, among other things, gives more power to local government entities in making land use decisions about oil and gas development and regulation, and directs the ECMC (formerly the COGCC)) to promulgate rules to ensure, among other things, proper wellbore integrity, allow public disclosure of flowline information, and evaluate when inactive or shut-in wells must be inspected before being put into production or used for injection. In addition, the Bill requires that owners of more than 50% of the mineral interests in lands to be pooled must have joined in the application for a pooling order and that the application must include proof that the applicant received approval for the facilities from the affected local government or that the affected local government does not regulate such facilities. In addition, the Bill provides that an operator cannot use the surface owned by a nonconsenting owner without permission from the nonconsenting owner, and increases nonconsenting owners’ royalty rates during a well’s pay-back period from 12.5% to 13.0%. Pursuant to the Bill, the COGCC (now the ECMC) conducted a series of rulemaking hearings during 2020 which resulted in updated regulatory and permitting requirements, including siting requirements. The COGCC (now the ECMC) commissioners determined that locations with residential or high occupancy building units within 2,000 feet would be subject to additional siting requirements, but also supported “off ramps” allowing oil and gas operators to site their drill pads as close as 500 feet from building units in certain circumstances. We anticipate that the Bill may make it more difficult and more costly for us to undertake oil and gas development activities in Colorado, although the Company has not experienced any significant additional difficulties or costs to date as a result of the Bill.

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

On January 20, 2021, the Acting U.S. Interior Secretary, instituted a moratorium on new oil and gas leases and permits on federal onshore and offshore lands, which a federal court blocked with a preliminary injunction in June 2021.  President Biden subsequently announced that his administration will resume onshore oil and gas lease sales on federal lands effective April 18, 2022. A total of approximately 17% of the Company’s acreage in New Mexico, 1% of the Company’s acreage in Colorado, and 66% of the Company’s acreage in Wyoming is located on federal lands. It is currently unclear whether the moratorium will be reinstated, or whether such moratorium is the start of a change in federal policies regarding the grant of oil and gas permits on federal lands. If such prior moratorium was to become permanent, or the federal government in the future were to grant less permits on federal lands, make such permitting process more difficult, costly, or to institute more stringent rules relating to such permitting process, it could have a material adverse effect on the value of the Company’s leases and/or its ability to undertake oil and gas operations on such the portion of its leases on federal lands.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9A. Controls and Procedures”, as of December 31, 2025, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 and determined that such internal control over financial reporting was not effective as a result of such assessment, and such internal control over financial reporting.

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

Through the course of the Company’s preparation of its year-ended December 31, 2025 financial statements, a material weakness in our internal control over financial reporting was extended which also related to the review of our inputs to the depreciation, depletion, and amortization calculations, specifically that we did not have effective controls over the proper segregation of total proved reserves and total proved developed reserves in the depletable base of our leasehold and drilling costs calculation, and we did not accurately include the correct inputs in our depletion calculations related to our acquired properties per the Mergers. We have already developed a plan to implement new controls and procedures designed to address the identified material weakness. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

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

We have previously concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.

As previously disclosed, on March 28, 2025, the Audit Committee of the Board, after discussion with the Company’s senior management and the Company’s then independent registered public accounting firm, Marcum LLP (“Marcum”), concluded that the Company’s previously issued audited financial statements included in the Company’s (i) audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, originally included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”), and (ii) audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, originally included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”)(collectively, the “Form 10-Ks”) filed with the Commission  on March 18, 2024 and March 29, 2023, respectively, should no longer be relied upon and should be restated due to errors in the accounting for the depletion expense related to the Company’s oil and gas properties. These errors led to an overstatement of depletion expense during the impacted periods. Additionally, on October 27, 2025, the Audit Committee, after discussion with the Company’s senior management and the Company’s former independent registered public accounting firm, Marcum, which audited the Company’s financial statements for the year ended December 31, 2024, concluded that the Company’s previously issued audited financial statements included in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, originally included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Commission on March 31, 2025, should no longer be relied upon and should be restated due to an error in the accounting for the prior period net operating losses in the calculation of the tax provision for the impacted period. This error resulted in an overstatement of the Company’s tax benefit and deferred income tax account during the impacted period. All of the prior financial statements which included errors have since been restated and such restatements have been included in the financial statements included in this Annual Report.

As a result of the errors discussed above and the resulting restatements of our consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting, legal and other professional fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties. These include, among other things, an increased risk of shareholder litigation, including securities class actions and derivative lawsuits, as well as regulatory inquiries and investigations. Any such litigation or inquiries could result in substantial costs, diversion of management’s attention, and potential adverse judgments, settlements or penalties. In addition, these matters may adversely affect investor confidence in the accuracy of our financial disclosures and raise reputational risks for our business, either of which could harm our business, financial condition and results of operations.

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

As of December 31, 2025, there are outstanding stock options to purchase 104,200 shares of our common stock at a weighted average price per share of $20.09. For the life of the options, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We previously filed registration statements with the SEC on Form S-8 providing for the registration of an aggregate of approximately 1,056,745 shares of our common stock, issued, issuable or reserved for issuance under our equity incentive plans. Subject to the satisfaction of vesting conditions, the expiration of lockup agreements, any management 10b5-1 plans and certain restrictions on sales by affiliates, shares registered under registration statements on Form S-8 will be available for resale immediately in the public market without restriction.

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

Our common stock is currently listed on the NYSE American. For continued listing on the NYSE American, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity ($2 million if we have reported losses from continuing operations and/or net losses in two of the prior three years; $4 million if we have reported losses from continuing operations and/or new losses in three of the last four fiscal years; and $6 million if we have losses from continuing operations and/or net losses in the last five fiscal years), a minimum market value ($1 million) and a minimum number of public shareholders (300), subject to certain exceptions. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price ” (generally trading below $0.20 per share for an extended period of time) and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American (provided that issuers can also be delisted if any shares of the issuer trade below $0.06 per share); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. Finally, NYSE American rules require us, as long as we remain a smaller reporting company, to maintain at least 50% independent directors and to have an audit committee of at least two persons, subject to controlled company exceptions.

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

70

•

Vacancies — Our Bylaws provide that vacancies on our Board may be filled by a majority of directors in office, although less than a quorum, and not by the stockholders, except as discussed below in connection with the Shareholder Agreement.

•

Preferred Stock — Our Certificate of Formation allows us to issue up to 100,000,000 shares of preferred stock. The undesignated preferred stock may have rights senior to those of the common stock and that otherwise could adversely affect the rights and powers, including voting rights, of the holders of common stock. In some circumstances, this issuance could have the effect of decreasing the market price of the common stock as well as having an anti-takeover effect.

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

•

Number of Directors. The number of members of the Board of Directors shall never be less than one and so long as the Shareholder Agreement is in effect the number of directors of the Corporation may not be changed, whether by amendment to the Bylaws of the Corporation or otherwise, if doing so would violate any covenant of the Corporation in the Shareholder Agreement. Additionally, the Bylaws provide that the number of directors shall be five (5), provided that the Board of Directors may, pursuant to a resolution adopted by a majority of the Board, fix a greater number of directors from time to time; provided that, so long as the Shareholder Agreement is in effect, and as of the date of any proposed increase in the number of directors, the Company is in compliance with the Shareholder Agreement.

•	Chairman of the Board of Directors. Subject to the terms of the Shareholder Agreement, the directors may from time to time elect from their number a Chairman of the Board of Directors.

•

Quorum. A majority of the directors then in office shall constitute a quorum for all purposes at any meeting of the Board of Directors; provided, that, for so long as a Juniper Director that is not an independent director serves on the Board of Directors, at least one such Juniper Director must be present at such meeting to constitute a quorum.

•

Selection of Committee Members. Each committee shall consist of such number of directors, with such qualifications, as may be required by applicable laws, regulations or stock exchange rules or as from time to time may be fixed by the Board of Directors; provided that, so long as the Shareholder Agreement is in effect, the Board of Directors may not designate a committee or its members in a manner that would violate any covenant of the Company in the Shareholder Agreement.

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

Risks Relating to the Mergers

Combining the businesses of NPOG and COG with the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated synergies and other benefits of the Mergers, which may adversely affect the Company’s business results and negatively affect the value of our Common Stock.

The Company and each of the Acquired Companies have operated prior to the closing of the Mergers, independently. The success of the Mergers will depend on, among other things, the ability of the Company and the Acquired Companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We entered into the Merger Agreement because we believe that the transactions contemplated by the Merger Agreement are fair to and in the best interests of our shareholders and that combining the businesses of the Company and the Acquired Companies will produce benefits as well as cost savings and other cost and capital expenditure synergies.

The Company and the Acquired Companies must successfully combine their respective businesses in a manner that permits these benefits to be realized. For example, the following issues, among others, must be addressed in integrating the operations of the companies in order to realize the anticipated benefits of the Mergers:

•	combining the companies’ operations and corporate functions;

•

combining the businesses of the Company and the Acquired Companies and meeting the capital requirements of the Company, in a manner that permits the Company to achieve any cost savings or other synergies anticipated to result from the Mergers, the failure of which would result in the anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;

•	integrating personnel from the companies;

•	integrating and unifying our reserves and the development of our new PUDs;

•	identifying and eliminating underperforming or uncertain wells;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•

maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the Company;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ administrative and information technology infrastructure;

•	coordinating distribution and marketing efforts; and

•	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

It is possible that the integration process could result in the loss of key employees of the Company or the Acquired Companies, the disruption of either the Company’s or the Acquired Companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If the Company is not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.

In addition, the Company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the Company is not able to successfully achieve these objectives, the anticipated synergies and other benefits of the Mergers may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit from the Acquired Companies legal, regulatory, and other risks that occurred prior to the Mergers, whether known or unknown to us, which may be material to the Company. Actual growth, cost and capital expenditure synergies and other cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the Company’s management and resources may be focused on the integration of the businesses of the company and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the Company’s ongoing businesses.

An inability to realize the full extent of the anticipated benefits of the Mergers, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of the Company’s common stock following the consummation of the Mergers. Moreover, if the Company is unable to realize the full strategic and financial benefits currently anticipated from the Mergers, PEDEVCO shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the Company is able to realize only part of the strategic and financial benefits currently anticipated from the Mergers.

The Company may not be able to retain suppliers or distributors, or suppliers or distributors may seek to modify contractual relationships with the Company, which could have an adverse effect on the Company’s business and operations. Third parties may terminate or alter existing contracts or relationships with the Company.

As a result of the Mergers, the Company may experience impacts on relationships with suppliers and distributors that may harm the Company’s business and results of operations. Certain suppliers or distributors may seek to terminate or modify contractual obligations following the Mergers whether or not contractual rights are triggered as a result of the Mergers. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the Company or do so on the same or similar contractual terms following the Mergers. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the Company, then the Company’s business and results of operations may be harmed. If the Company’s suppliers were to seek to terminate or modify an arrangement with the Company, then the Company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

The Acquired Companies were not U.S. public reporting companies prior to the closing of the Mergers, and the obligations associated with integrating into a public company may require significant resources and management attention.

The Acquired Companies were private companies that were not subject to reporting requirements and did not have accounting personnel specifically employed to review internal controls over financial reporting prior to the closing of the Mergers. Upon completion of the Mergers, the Acquired Companies became subject to the rules and regulations established from time to time by the SEC and NYSE American. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with the annual report. Bringing the Acquired Companies into compliance with these rules and regulations and integrating the Acquired Companies into our current compliance and accounting system will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Furthermore, the need to establish the necessary corporate infrastructure to integrate the Acquired Companies may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing operations following the Mergers and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to bring the Acquired Companies into compliance with these requirements. We anticipate that these costs will materially increase our general and administration expenses. These additional obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

The Company’s ability to utilize its net operating loss carryforwards and tax credit carryforwards may be subject to limitations.

The Company’s ability to use its federal and state net operating losses (“NOLs”) to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon the Company’s generation of future taxable income, and the Company cannot predict with certainty when, or whether, the Company will generate sufficient taxable income to use all of its available NOLs.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain 5% shareholders over a three-year period. The Company may have experienced such ownership changes in the past, and the Mergers also result in an ownership change. The Company may experience additional ownership changes in the future due to subsequent shifts in its stock ownership (some of which are outside of its control). The Acquired Companies may have experienced ownership changes in the past, may experience an ownership change as a result of the Mergers and the PIPE Financing, and may experience ownership changes in the future due to subsequent shifts in the Company’s stock ownership (some of which are outside of its control). Consequently, even if the Company achieves profitability, it may not be able to utilize a material portion of the Acquired Companies’ or the Company’s pre-Mergers NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. Similar provisions of state tax law may also apply to limit the Company’s use of accumulated state tax attributes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, the Company’s existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, if the Company is not deemed to continue its historic business for two years after an ownership change, the Company pre-change NOL carryforwards and other pre-change tax attributes may be reduced to zero ($0).

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

We currently have $98.0 million outstanding indebtedness under our A&R Credit Agreement, and we may incur significant additional amounts of indebtedness in the future in order to make acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

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

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things, implemented (i) multi-factor authentication and password protection requirements for accessing all Company systems and applications such as Company electronic mail and the Company’s banking and accounting environments, (ii) a secure email gateway using GoSecure that combines machine learning, behavioral scanning, exploit detection, signature-based detection and structure heuristics to provide defense against phishing and business electronic mail compromise attacks, spam, polymorphic malware, theft and other dangerous offensive content, (iii) endpoint protection using Microsoft Defender on Company and employee computers and Company-provided devices, (iv) a physical networking room with restricted access to only authorized personnel, (v) regular cybersecurity training, awareness, and threat updates programs to keep all Company personnel updated and informed regarding emerging threats and best practices, and (vi) daily cloud backups of the Company’s accounting environment.

Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our business could be adversely affected by security threats, including cybersecurity threats.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

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

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

For the years ended December 31, 2025 and 2024, the Company incurred lease expense of $168,000 and $110,000, respectively, for the lease.

The Company believes its existing leased office space is suitable for the conduct of its business. We believe that this arrangement is suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

Legal Matters

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. Except as disclosed below, we are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Part I, Item 3. Legal Proceedings” of this Annual Report from, “Part II – Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 13 – Commitments and Contingencies”, under the heading Other Commitments. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Governmental Proceedings

From time-to-time, we receive notices of violation from governmental and regulatory authorities, including notices relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty whether these notices of violation will result in fines, penalties or both, if fines or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of a specified threshold. We have elected to use a $1 million threshold for disclosing governmental proceedings of this nature. We believe proceedings under this threshold are not material to our business and financial condition.

In 2022, two environmental advocacy groups filed suit against the U.S. Department of Interior and the BLM challenging certain lease sales by the BLM beginning in December of 2017. On January 17, 2025, a three-judge panel of the Ninth Circuit Court of Appeals upheld vacatur of various leases sold by the BLM, on grounds that the BLM violated the NEPA (defined herein) and the Federal Land Planning and Management Act when selling certain leases. It remains unclear whether parties involved in the BLM Litigation will seek en banc review of the decision. While the Company is not named in the BLM Litigation (as defendants, intervenors or otherwise), certain of the leases owned by the Company in the PRB have been “placed in suspense” pending a ruling by the Ninth Circuit Court of Appeals in the BLM Litigation. It is possible that the Ninth Circuit Court of Appeals ruling could result in the cancellation of some or all of these leases. In the event all of these leases are cancelled, the Company would lose leases covering approximately 84,362 net acres in the PRB, upon cancellation of which leases the Company would receive reimbursement for leasehold purchase amounts paid of approximately $79,253,934.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since September 10, 2013, the Company’s shares of common stock have traded on the NYSE American under the ticker symbol “PED.”

Stockholders

As of March 27, 2026, there were 13,300,621 shares of our common stock issued and outstanding held by approximately 148 holders of record of our common stock, not including any persons who hold their stock in “street name”.

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

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock with $0.001 par value per share. Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of stockholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors of the Company. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available, therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

At December 31, 2025, the Company was authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share, of which 25,000,000 shares were designated “Series A Convertible Preferred Stock”. As of December 31, 2025, and 2024, there were 17,013,637 and 0 shares of the Company’s Series A Convertible Preferred Stock outstanding, respectively. On February 27, 2026, the 17,013,637 outstanding shares of Series A Convertible Preferred Stock were automatically converted into 8,506,818 shares of common stock (see “Item 8. Financial Statements and Supplementary Data” - “Note 19 - Subsequent Events”). As a result, there are no outstanding shares of preferred stock as of the date of this filing.

Additionally, on February 27, 2026, the Company, after approval of the Board of Directors and the stockholders pursuant to the Written Consent, filed a Second Amended and Restated Certificate of Formation of the Company, which among other things, terminated the designation of the Series A Preferred Stock. As such, as of the date of this Report, we have no Series A Preferred Stock outstanding or designated.

Stock Transfer Agent

Our stock transfer agent is Equiniti Trust Company, LLC located at 48 Wall Street, Floor 23 New York, NY 10005.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2025 and from the period from January 1, 2026 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of our MD&A.

•	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2025 and 2024.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the Denver-Julesberg Basin (D-J Basin) in Colorado and Wyoming, and the Powder River Basin (PRB) in Wyoming, and in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (Permian Basin).

As of December 31, 2025, we held approximately 99,561 net acres in the D-J Basin located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, through our wholly-owned subsidiaries, PRH Holdings LLC (PRH) and North Peak Oil & Gas, LLC (NPOG) (the D-J Basin Asset), which assets are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (Red Hawk), North Silo Resources, LLC (NSR), and Longs Peak Resources, LLC (LPR). On April 3, 2025, effective January 1, 2025, the Company sold all of its legacy 17 gross (15.4 net) operated wells in the D-J Basin in order to reduce plugging and abandonment liabilities and recurring operating expenses. The Company retained ownership of the associated leasehold interests, as these legacy wells no longer provided meaningful oil and gas production.

As of December 31, 2025, the Company held approximately 201,886 net acres in the Powder River Basin, predominantly located in Laramie and Campbell Counties, Wyoming, through its wholly-owned subsidiary Century Oil and Gas, LLC (COG). These assets are operated by the Company’s wholly-owned operating subsidiaries, COG, Navigation Powder River, LLC (NPR), and Pine Haven Resources, LLC (“Pine Haven”), and are referred to as the “Powder River Basin Asset” or the “PRB Asset.”

As of December 31, 2025, we held approximately 14,105 net acres in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (PEDCO”. These assets are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (RAZO), and are collectively referred to as our “Permian Basin Asset.”

As of December 31, 2025, we held interests in 184 gross (79.4 net) wells, consisting of 170 producing wells, three saltwater disposal wells, and 11 drilled but uncompleted wells (“DUCs”) in the D-J Basin Asset. Of these wells, 74 gross (66.9 net) were operated and 110 gross (12.5 net) were non-operated. In the PRB Asset, we held interests in 156 gross (135.4 net) wells, consisting of 140 producing wells, 15 injection wells, and one saltwater disposal well. Of these wells, 16 gross (1.4 net) were non-operated. In the Permian Basin, we held interests in 38 gross (34.5 net) wells in, consisting of 34 producing wells, two injection wells, and two saltwater disposal wells.

Detailed information about our business plans and operations, including our core D-J Basin, Powder River Basin, and Permian Basin Assets, is contained under “Part 1” — “Item 1. Business” above.

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

Reserves

Our estimated net proved crude oil and natural gas reserves at December 31, 2025 and 2024 were approximately 32.1 million barrels of oil equivalent (“MMBoe”) and 18.1 MMBoe, respectively. The 14.0 MMBoe increase was primarily due to increase in proved developed producing reserves related to the acquisition of properties in the D-J and Powder River Basin, and proved undeveloped reserves related to the acquisition of properties in the D-J Basin.

Using the average monthly crude oil price of $65.34 per barrel (“Bbl”) and natural gas price of $3.39 per thousand cubic feet (“Mcf”) for the twelve months ended December 31, 2025, our estimated discounted future net cash flow (“PV-10”) for our proved reserves was approximately $357.7 million, of which approximately $100.2 million are proved undeveloped reserves. Total reserve value at December 31, 2025, represents an increase of approximately $178.8 million or 100% from approximately $178.9 million a year earlier using the same SEC pricing and reserves methodology. The increase is primarily attributable to the increase in proved reserves volumes related to the related to the acquisition of properties in the D-J Basin and Powder River Basin from the Mergers.

The reserves as of December 31, 2025 were determined in accordance with standard industry practices and SEC regulations by the licensed independent petroleum engineering firm of Cawley, Gillespie & Associates, Inc. A large portion of the proved undeveloped crude oil reserves are associated with our D-J Basin Asset. Although these hydrocarbon quantities have been determined in accordance with industry standards, they are prepared using the subjective judgments of the independent engineers and may actually be more or less.

Oil and Natural Gas Sales Volumes

During the year ended December 31, 2025, our net crude oil, natural gas, and NGLs sales volumes increased to 910,068 Bbls, or 2,494 barrels of oil per day (“Bopd”), from 671,796 Bbls, or 1,835 Bopd, a 36% increase over the previous fiscal year. The rise in production volume is largely driven by our October 2025 Mergers, resulting in an additional 303 Mboe of production during November and December 2025 combined (see further details below).

Significant Capital Expenditures

The table below sets out the significant components of capital expenditures for the year ended December 31, 2025 (in thousands):

Capital Expenditures
Leasehold Acquisitions	$400
Mineral Acquisitions	200
Merger Acquisition	204,600
Drilling and Facilities	34,000
Total*	$239,200

*see “Item 8. Financial Statements and Supplementary Data” - “Note 6 – Merger Acquisition and Note 7 - Oil and Gas Properties”.

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

Results of Operations

The following discussion and analysis of the results of operations for each of the two fiscal years in the years ended December 31, 2025 and 2024 should be read in conjunction with the consolidated financial statements of PEDEVCO Corp. and notes thereto included herein (see “Item 8. Financial Statements and Supplementary Data”). References to the “current period” mean the year ended December 31, 2025, whereas references to the “prior period” mean the year ended December 31, 2024.

Net (Loss) Income

We reported a net loss for the year ended December 31, 2025 of $10.4 million, or ($2.25) per share, compared to net income for the year ended December 31, 2024 of $12.3 million or $2.76 per share. The decrease in net income of $22.7 million was primarily due to our October 2025 Mergers, whereby all operating expenses increased, and we incurred interest expense on our A&R Credit Agreement (for which we drew down on for the first time in October 2025) offset by a gain on derivative contracts which were novated to us on upon closing of the Mergers. Additional decreases were due to the recognition of $1.4 million from a note receivable – credit loss related to the full write-off of the Tilloo Note receivable, corresponding accrued interest and posting closing adjustments owed to the Company related to the sale of our EOR Operating Company in November 2023, and a $0.9 million impairment to oil and gas properties, offset by a net $2.6 million gain on sale on oil and gas properties when comparing periods (each discussed in more detail below) and an income tax expense of $8.1 million (see in the notes to the consolidated financial statements under “Item 8. Financial Statements and Supplementary Data” - “Note 17 – Income Taxes”).

Net Revenues

The following table sets forth the revenue and production data for the years ended December 31, 2025 and 2024:

	2025	2024	Increase (Decrease)	% Increase (Decrease)
Sale Volumes:
Crude Oil (Bbls)	672,924	492,396	180,528	37%
Natural Gas (Mcf)	770,919	608,382	162,537	27%
NGL (Bbls)	108,657	78,003	30,654	39%
Total (Boe) (1)	910,068	671,796	238,272	35%

Crude Oil (Bbls per day)	1,844	1,345	499	37%
Natural Gas (Mcf per day)	2,112	1,662	450	27%
NGL (Bbls per day)	298	213	85	40%
Total (Boe per day) (1)	2,494	1,835	659	36%

Average Sale Price:
Crude Oil ($/Bbl)	$59.78	$73.50	$(13.72)	(19%)
Natural Gas($/Mcf)	3.45	2.00	1.45	73%
NGL ($/Bbl)	26.30	27.48	(1.18)	(4%)

Net Operating Revenues (In thousands):
Crude Oil	$40,230	$36,193	$4,037	11%
Natural Gas	2,663	1,216	1,447	119%
NGL	2,858	2,144	714	33%
Total Revenues	$45,751	$39,553	$6,198	16%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the year ended December 31, 2025, increased $6.2 million, or 16%, to $45.8 million, compared to $39.6 million for the same period a year ago, due to a favorable volume variance of $12.2 million, offset by an unfavorable price variance of $6.0 million, due primarily to the average sales price for crude oil realized by the Company decreasing compared to the year ended December 31, 2024. The increase in production volume is related to our October 2025 Mergers whereby we added a total 303 Mboe of oil and gas production sales for the months of November and December 2025 combined.

Net Operating and Other (Income) Expenses

The following table sets forth operating and other expenses for the years ended December 31, 2025 and 2024 (in thousands):

			Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Direct Lease Operating Expenses	$10,578	$6,961	$3,617	52%
Workovers	1,289	839	450	54%
Other*	7,253	4,649	2,604	56%
Total Lease Operating Expenses	$19,120	$12,449	$6,671	54%

Depreciation, Depletion,
Amortization and Accretion	$18,009	$15,920	$2,089	13%
Impairment of Oil and Gas Properties	$908	$-	$908	100%

General and Administrative (Cash)	$14,025	$4,532	$9,493	209%
Share-Based Compensation (Non-Cash)	2,763	1,859	904	49%
Total General and Administrative Expense	$16,788	$6,391	$10,397	163%

Gain (Loss) on Sale of Oil and Gas Properties, net	$2,597	$(76)	$2,673	3,517%
Gain on Sale of Fixed Asset	$-	$12	$(12)	(100%)
Note Receivable – Credit Loss	$1,378	$-	$1,378	100%
Net gain on derivative contracts	$6,253	$-	$6,253	100%
Interest Expense	$1,407	$-	$1,407	100%
Interest Income	$274	$351	$(77)	(22%)
Other Income (Expense)	$428	$(42)	$470	1,119%

* Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease Operating Expenses. Lease operating expenses increased by $6.7 million for the year ended December 31, 2025, primarily as a result of the October 2025 Mergers. The acquired properties contributed $4.4 million of direct lease operating expenses, $0.3 million of workover expenses, and $2.9 million of other operating costs, during the two-month period ended December 31, 2025, offset by $0.9 million in lower direct and variable lease operating expenses associated with lower pre-merger production volumes.

Depreciation, Depletion, Amortization and Accretion. Increased by $2.1 million for the year ended December 31, 2025, compared to the prior period, primarily due to the production increase noted above.

Impairment of Oil and Gas Properties. The Company recorded an impairment of oil and gas properties of $0.9 million related to undeveloped leases representing 1,034 net acres in the D-J Basin that it allowed to expire or currently have no plans to drill prior to expiration, in the current period. There was no impairment in the prior period.

General and Administrative Expenses (excluding share-based compensation). Expenses increased by $9.5 million for the year ended December 31, 2025, compared to the prior period, primarily due to approximately $7.5 million of merger-related expenses. The increase also reflects two additional months of payroll expense of approximately $0.5 million and $0.8 million in bonus accruals associated with the addition of 12 employees in connection with the Mergers, and higher legal and audit fees period over period.

Share-Based Compensation. Share-based compensation expense, which is included in general and administrative expenses in the Consolidated Statements of Operations, increased by $0.9 million for the year ended December 31, 2025, compared to the prior period. The increase was primarily attributable to the accelerated vesting of outstanding restricted common stock held by certain Board members who resigned, as well as the grant of restricted common stock to newly appointed Board members in connection with the Mergers.

Gain (Loss) on Sale of Oil and Gas Properties, net.Represents again on sale of oil and gas properties of $1.0 million related to the Company’s sale of all of its legacy 17 gross (15.4 net) operated wells in its D-J Basin Asset during the year ended December 31, 2025. Also, the Company entered into a participation agreement under which a third party acquired 5%–22% working interests in 10 wellbores for which the purchaser carried the Company’s share of related capital expenditures for the drilling and completion of certain wells. As a result, the Company recognized an additional $1.6 million gain on the sale of oil and gas properties for a combined total of $2.6 million During the year ended December 31, 2024, the Company completed three oil and gas property sales transactions, resulting in a net loss on sale of oil and gas properties of $76,000. The transactions included (i) the sale of 30 gross (5.1 net) non-operated legacy well-bores in the D-J Basin for $90,000, resulting in a loss of $865,000 (with the Company retaining the related acreage), (ii) the sale of a legacy well-bore assignment for $25,000, resulting in a gain of $54,000, and (iii) the sale of 320 net acres of leasehold rights in the D-J Basin for $750,000, resulting in a gain of $735,000, as the associated leasehold costs were fully depleted.

Gain on Sale of Fixed Asset. Relates to the sale of a vehicle and the subsequent purchase of another vehicle in the prior period. We had no sales of fixed assets during the current period.

Note receivable – credit loss. Represents the full write-off our Tilloo Note receivable and accrued interest as well as a post-closing adjustments receivable related to the sale of our then wholly-owned subsidiary EOR Operating Company in November 2023.

Net gain on derivative contracts. In connection with the Mergers, certain derivative contracts were novated to the Company on November 1, 2025. As of December 31, 2025, the Company recognized a total gain of $6.3 million related to these derivative contracts. Of this amount, the Company recorded a realized gain of $2.1 million from derivative contract settlements, primarily due to crude oil prices at the time of settlement being above the fixed prices specified in the contracts. The Company also recorded an unrealized gain of $4.1 million related to the mark-to-market valuation of outstanding derivative contracts. The unrealized gain primarily reflects the novation of favorable derivative contracts during late 2025. (see “Item 8. Financial Statements and Supplementary Data” - Note 6 – Merger Acquisition and “Note 10 – Derivatives”).There were no derivative contracts in the prior period.

Interest expense. Interest expense increased by $1.4 million for the year ended December 31, 2025, compared to the prior period. Interest expense for the current period consisted of $1.1 million of interest incurred under the Company’s credit facility and $0.3 million related to the amortization of deferred financing costs. No interest expense or amortization of deferred financing costs was recorded in the prior period.

Interest Income and Other Income (Expense). Interest income, which includes interest earned on the Company’s interest-bearing cash accounts and interest on a note receivable, decreased compared to the prior period. The decrease was primarily attributable to lower average cash balances used to fund operations and the absence of interest income from the note receivable, which was fully written off in the current period. Other income in the current period primarily relates to sales tax refunds. Other expense in the prior period was primarily associated with the subsequent disposition of a cash escrow balance related to the sale of the Company’s former wholly owned subsidiary, EOR Operating Company.

Liquidity and Capital Resources

The primary sources of cash for the Company during the year ended December 31, 2025 were from a draw down from our A&R Credit Agreement of $87.0 million, a private placement of Series A Convertible Preferred Stock of $35.0 million and $45.0 million in sales of crude oil and natural gas. The primary uses of cash were funds used for our Mergers and drilling, completion, acquisition and operating costs.

Working Capital

At December 31, 2025, the Company’s total current liabilities of $64.5 million exceeded its total current assets of $37.8 million, resulting in a working capital deficit of $26.7 million. At December 31, 2024, the Company’s total current assets of $13.2 million exceeded its total current liabilities of $6.9 million, resulting in a working capital surplus of $6.3 million. The net decrease in our working capital is primarily related to our Mergers whereby the Company assumed an additional $23.5 million in net current liabilities (see “Item 8. Financial Statements and Supplementary Data” - “Note 6 - Merger Acquisition”). Additional decreases are primarily related to an increase in payables and expenses related to our current capital drilling program, when comparing the current period to the prior period (see “Item 8. Financial Statements and Supplementary Data” - “Note 7 - Oil and Gas Properties”).

Financing

The Company has an ongoing $8.0 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). During the month of June 2025, the Company sold an aggregate of 24,498 shares of common stock in five separate sales at a sales prices ranging between $14.32 to $16.02 per share via an ongoing “at the market offering” (for net proceeds of $354,000, which includes $11,000 in commission fees). The Company also incurred $214,000 in initial and subsequent legal and audit-related fees and expenses incurred in connection with the registration and placement of the ATM Offering. As of December 31, 2025, a total of $7.6 million is available for future sales of common stock under the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain December 20, 2024, Sales Agreement (the “Sales Agreement”), entered into with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (“AGP”, and collectively with the Lead Agent, the “Agents”), pursuant to which the Company may sell securities from time to time in an “at the market offering”. The Company will pay the Lead Agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement. The Company also agreed to reimburse the Agents for their reasonable and documented out-of-pocket expenses in an amount not to exceed $75,000, in connection with entering into the Sales Agreement and for the Agents’ reasonable and documented out-of-pocket expenses related to quarterly maintenance of the Sales Agreement on a quarterly basis in an amount not to exceed $5,000.

Our net capital expenditures for 2026 are estimated at the time of this filing to range between $16 million to $20 million. This estimate includes a range of $6 million to $7 million for drilling and completion costs on our D-J Basin Assets (of which approximately $3 million is carry over from our 2025 program) and approximately $10 million to $13 million in estimated capital expenditures for optimization projects on the newly acquired assets from the Mergers. These optimization projects include jet pump to rod pump or gas lift conversions, electronic submersible pump (ESP) to rod pump conversions, compression optimization projects, recompletions, and well cleanouts that are expected to materially lower lease operating expenses on our operated assets going forward. Other minor capital expenditures included in these figures are leasing, facilities, remediation and other miscellaneous capital expenses. We anticipate that approximately 90% of our expected capital expenditures for 2026 will be allocated to the D-J Basin and 10% will be allocated to the Powder River and Permian Basins. These estimates do not include any expenditures for acquisitions or other projects that may arise but are not currently anticipated. We are evaluating future development plans for late 2026 and 2027 as we integrate the assets and operations acquired in the Merger and execute the near-term optimization program outlined above. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity (see “Part I” – “Item 1A. Risk Factors”).

We plan to continue to evaluate D-J Basin non-operated well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to expand our capital program or move capital from our operated D-J Basin, Powder River Basin, and Permian Basin assets, allowing for flexibility on timing of development. Our 2026 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remaining portion of our 2026 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our A&R Credit Agreement with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $120 million and an aggregate maximum revolving credit amount of $250 million (of which $98 million has been drawn down by the Company to date to fund the Mergers, participation in non-operated wells operations, and other Company payables), as discussed below, (iv) public or private debt or equity financings, pursuant to the ATM Offering noted above, and (v) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2026.

On October 31, 2025, the Company entered into the Amended and Restated Credit Agreement, which amended and restated that prior senior secured revolving credit agreement entered into on September 11, 2024 (the “Original Credit Agreement”) among the Company, as borrower, Citibank, N.A., as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (the “Lenders”). The A&R Credit Agreement has a maturity date of October 31, 2029. The A&R Credit Agreement provides for an initial borrowing base and aggregate elected commitments of $120 million and an aggregate maximum revolving credit amount of $250 million. The Company has drawn down $98 million under the Facility as of the filing date of this Report. The A&R Credit Agreement includes customary representations and warranties, and affirmative and negative covenants of the Company for a facility of that size and type, including prohibiting the Company from creating any indebtedness without the consent of the Lenders, subject to certain exceptions, and the maintenance of the following financial ratios: (i) a current ratio, which is the ratio of the Company’s consolidated current assets (including unused commitments under the A&R Credit Agreement and excluding non- cash derivative assets) to its consolidated current liabilities (excluding the current portion of long-term debt under the A&R Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Net Debt to EBITDAX (each as defined in the A&R Credit Agreement) for the prior four fiscal quarters, of not greater than 3.0 to 1.0. The Company is required to hedge at least 75% of its projected proved developed producing reserves (PDP) oil and gas production at the time of entry into the A&R Credit Agreement, for the first 24 months of the agreement, and 50% of its projected PDP of oil and gas production for months 25-36. Afterward, within 60 days after each fiscal quarter, the Company must show it has hedged at least 50% of expected oil and gas production for the next 18 months. The Company may hedge crude oil, natural gas, or natural gas liquids (on a barrel of oil equivalent basis) to meet these requirements, but may not hedge more than 75% of anticipated production (on a barrel of oil equivalent basis) for any month.

Cash Flows (in thousands)

	Year Ended December 31,
	2025	2024
Cash flows provided by operating activities	$10,758	$12,766
Cash flows used in investing activities	(133,183)	(26,874)
Cash flows provided by financing activities	122,139	-
Net decrease in cash and restricted cash	$(286)	$(14,108)

Cash provided by operating activities. Net cash provided by operating activities decreased by $2.0 million in the current year compared to the prior year, primarily due to the Company’s Mergers, whereby we assumed approximately $23.5 million in net current liabilities (see “Item 8. Financial Statements and Supplementary Data” - Note 6 – Merger Acquisition”). This increase was partially offset by a decrease in net income and an increase in overall operating expenses (including, but not limited to, $7.5 million of merger-related acquisition costs and $1.3 million of additional payroll costs), as well as a $15.3 million increase in deferred income tax. Operating cash flow was also impacted by a $2.1 million increase in depreciation, depletion and amortization, a $0.9 million impairment of oil and gas properties, $4.2 million in initial derivative activity, a $1.4 million credit loss on a note receivable, and additional changes in other components of working capital.

Cash used in investing activities. Net cash used in investing activities increased by $106.3 million for the current year’s period, when compared to the prior year’s period, primarily due to our Mergers (see “Item 8. Financial Statements and Supplementary Data” - Note 6 – Merger Acquisition”).

Cash financing activities. Consisted of a $87.0 million drawdown on our credit facility and the issuance of convertible preferred stock of $35.0 million related to our Mergers (see “Item 8. Financial Statements and Supplementary Data” - Note 6 – Merger Acquisition”), and sales of our common stock via our ATM Offering in the current period (discussed above). There were no cash flow financing activities in the prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, impairment of oil and gas properties, gain on sale of oil and gas properties, gain on sale of fixed asset, merger acquisition costs and note receivable – credit loss. Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Years Ended December 31,
	2025	2024
Net (loss) income	$(10,362)	$12,293
Add (deduct)
Interest expense	1,407	-
Income tax expense (benefit)	8,055	(7,255)
Depreciation, depletion, amortization and accretion	18,009	15,920
EBITDA	17,109	20,958
Add (deduct)
Share-based compensation	2,763	1,859
Merger acquisition costs	7,457	-
Impairment of oil and gas properties	908	-
(Gain) loss on sale of oil and gas properties	(2,597)	76
Gain on sale of fixed asset	-	(12)
Note receivable – credit loss	1,378	-
Adjusted EBITDA	$27,018	$22,881

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

Business Combinations. The Company accounts for business combinations using the acquisition method, recording oil and gas assets acquired and liabilities assumed at estimated fair values. Fair values are determined using discounted cash flows, market comparables, and other valuation techniques, with significant judgment applied to estimates of reserves, future commodity prices, and operating and development costs. Purchase price allocations may be adjusted during a one-year measurement period. The Merger Acquisition was completed on October 31, 2025 and has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations (" ASC 805"), PEDEVCO was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Acquired Companies have been recorded at their respective fair values as of the acquisition date on October 31, 2025. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after October 31, 2025. See Note 6 – Merger Acquisition for additional information.

Recently Adopted Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted this ASU on December 31, 2025 and has reflected the required disclosures in the accompanying notes to the consolidated financial statements. The ASU had no impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PEDEVCO Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PEDEVCO Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of proved oil and gas reserves impacting the valuation of depletion expense related to proved oil and gas properties

As described in Notes 3 and 7 to the consolidated financial statements, the Company uses the successful efforts method of accounting for its oil and gas exploration and production activities and determines depreciation, depletion, and amortization of capitalized oil and gas properties using the unit of production method on a field-by-field basis. Under this method, lease acquisition costs are amortized over the total estimated proved developed and undeveloped reserves, and all other capitalized costs are amortized over proved developed reserves. As disclosed by management, proved oil and gas reserves are the estimated quantities crude oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). For the year ended December 31, 2025, the Company recorded depreciation, depletion, and amortization expense related to proved oil and gas properties of $17.0 million. We identified the estimation of proved oil and gas reserves impacting the valuation of depletion expense related to proved oil and gas properties as a critical audit matter.

The principal consideration for our determination that the estimation of proved oil and gas reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity necessary to estimate the volumes of the Company’s proved oil and gas reserves could have a significant impact on the measurement of depletion expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgement.

We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the estimation of proved oil and gas reserves included, among others, the following:

•	We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved oil and gas reserve volumes, and read the reserve report prepared by the Company’s specialists.

•	We evaluated the methods, data (both Company-produced and data from external sources) and significant assumptions used by the Company’s reservoir engineering specialists to estimate the Company’s proved oil and gas reserve volumes. Specifically, our audit procedures included, among others, the following:

•	Compared estimated future production volumes to relevant historical and current period information, as applicable; and

•	Assessed the reasonableness of the production volume decline curves by comparing to historical decline curve estimates.

Merger with North Peak Oil & Gas Holdings, LLC and Century Oil and Gas Sub-Holdings, LLC – Estimation of the fair value of proved oil and gas properties and proved reserves acquired

As described in Notes 3 and 6 to the consolidated financial statements, on October 31, 2025, the Company completed the merger with North Peak Oil & Gas Holdings, LLC (“NPOG”) and Century Oil and Gas Sub-Holdings LLC (“COG”), which has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of NPOG and COG have been recorded at their respective fair values as of the acquisition date on October 31, 2025. The Company recorded the assets acquired and liabilities assumed at their estimated fair value on October 31, 2025 of $179.9 million, of which $191.7 million related to proved oil and gas properties. As disclosed by management, the fair value of the oil and gas properties was calculated using an income approach based on the net discounted cash flows that utilized inputs requiring significant judgment and assumptions, including future production , future commodity prices (adjusted for basis differentials), future operating and development costs and a market-based weighted average cost of capital discount rate.

The principal considerations for our determination that the estimation of the fair value of proved oil and gas properties and proved reserves acquired in the business combination are critical audit matters are (i) the significant judgment by management, including the use of specialists, when developing the fair value estimate of the proved oil and gas properties acquired, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future production volumes, future commodity prices (adjusted for basis differentials), future operating and development costs, and the market-based weighted average cost of capital discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

We obtained an understanding of the design and implementation of management’s controls and our audit procedures related to the fair value of proved oil and gas properties acquired included, among others, the following:

•	We evaluated the level of knowledge, skill, and ability of management’s reservoir engineering specialists and their relationship to the Company, made inquiries of those reservoir engineering specialists regarding the process followed and judgments made to evaluate the reasonableness of the future production volumes used in the discounted cash flow models.

•	We evaluated the level of knowledge, skill, and ability of management’s valuation specialists and their relationship to the Company, made inquiries of those valuation specialists regarding the process followed and judgments made to evaluate the reasonableness of the discounted cash flow models and read the valuation report prepared by the Company’s specialists.

•	We evaluated the methods, data (both Company-produced and data from external sources) and significant assumptions used in the discounted cash flow models. Specifically, our audit procedures included, among others, the following:

•	Evaluated the reasonableness of the significant assumptions used by management related to future production volumes, future commodity prices (adjusted for basis differentials), and future operating and development costs by considering past performance, consistency with external market and industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit, including the evaluation of any contrary evidence.

•	Evaluated the reasonableness of the significant assumptions used by management related to the market-based weighted average cost of capital discount rate by considering the consistency with external market and industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit, including the evaluation of any contrary evidence.

/s/ Weaver and Tidwell, L.L.P.

Houston, Texas

March 31, 2026

We have served as the Company’s auditor since 2025.

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$3,222	$4,010
Accounts receivable – oil and gas	25,666	7,995
Note receivable, current	-	293
Inventory	61	-
Derivative contract assets, current	8,368	-
Prepaid expenses and other current assets	434	917
Total current assets	37,751	13,215

Oil and gas properties:
Oil and gas properties, subject to amortization, net	303,411	95,070
Oil and gas properties, not subject to amortization, net	18,859	8,442
Total oil and gas properties, net	322,270	103,512

Note receivable	-	933
Operating lease – right-of-use asset	213	224
Derivative contract assets	9,640	-
Deferred income taxes	-	7,255
Other assets	5,995	3,210
Total assets	$375,869	$128,349

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,436	$2,625
Accrued expenses	8,245	2,255
Revenue payable	21,480	1,266
Operating lease liabilities – current	182	99
Derivative contract liabilities - current	964	-
Asset retirement obligations – current	1,170	663
Total current liabilities	64,477	6,908

Long-term liabilities:
Revolving credit facility	87,000	-
Operating lease liabilities, net of current portion	32	129
Derivative contract liabilities	6,358	-
Asset retirement obligations, net of current portion	7,641	5,708
Deferred income taxes	800	-
Other long-term liabilities	2,197	-
Total liabilities	168,505	12,745

Commitments and contingencies (Note 13)

Shareholders’ equity:
Series A preferred stock, $0.001 par value, 200,000,000 shares authorized; 17,013,637 and -0- shares issued and outstanding, respectively	17,014	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 4,797,239 and 4,474,765 shares issued and outstanding, respectively	5	4
Additional paid-in capital	312,205	227,098
Accumulated deficit	(121,860)	(111,498)
Total shareholders’ equity	207,364	115,604
Total liabilities and shareholders’ equity	$375,869	$128,349

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Revenue:
Oil and gas sales	$45,751	$39,553

Operating expenses:
Lease operating costs	19,120	12,449
Selling, general and administrative expense	16,788	6,391
Impairment of oil and gas properties	908	-
Depreciation, depletion, amortization and accretion	18,009	15,920
Total operating expenses	54,825	34,760

Gain (Loss) on sale of oil and gas properties, net	2,597	(76)
Note receivable – credit loss	(1,378)	-
Operating income	(7,855)	4,717

Other income (expense):
Interest expense	(1,407)	-
Interest income	274	351
Gain on sale of fixed asset	-	12
Net gain on derivative contracts	6,253	-
Other income (expense)	428	(42)
Total other income	5,548	321
Income before income taxes	(2,307)	5,038
Income tax (expense) benefit	(8,055)	7,255

Net (loss) income	$(10,362)	$12,293

Earnings per common share:
Basic	$(2.25)	$2.76
Diluted	$(2.25)	$2.76

Weighted average number of common shares outstanding:
Basic	4,615,058	4,461,732
Diluted	4,615,058	4,461,732

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(10,362)	$12,293
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	18,009	15,920
Impairment of oil and gas properties	908	-
Note receivable – credit loss	1,378	-
Amortization of right-of-use asset	170	110
Amortization of deferred financing costs	267	-
Share-based compensation expense	2,763	1,859
Unrealized gain on derivative contracts, net	(6,253)	-
Cash received for derivative settlements, net	2,136	-
Disposition of escrow cash account	-	50
Deferred income taxes	8,055	(7,255)
(Gain) loss on sale of oil and gas properties, net	(2,597)	76
Gain on disposal of fixed asset	-	(12)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(4,976)	(2,115)
Inventory	(61)	-
Note receivable accrued interest	(41)	(85)
Prepaid expenses and other assets	(899)	(657)
Accounts payable	2,310	541
Accrued expenses	(1,067)	(5,854)
Other long term liabilities	(46)	-
Revenue payable	1,064	(2,105)
Net cash provided by operating activities	10,758	12,766

Cash Flows From Investing Activities:
Cash paid for merger acquisition	(115,646)	-
Cash paid for drilling and completion costs	(20,486)	(27,857)
Cash paid for other property and equipment	-	(169)
Cash received for sale of oil and gas properties	2,949	1,140
Cash received for sale of vehicle	-	12
Net cash used in investing activities	(133,183)	(26,874)

Cash Flows From Financing Activities:
Proceeds from credit facility	87,000	-
Proceeds from the issuance of convertible preferred stock	35,000	-
Proceeds from issuance of shares, net of offering costs	139	-
Net cash provided by investing activities	122,139	-

Net increase (decrease) in cash and restricted cash	(286)	(14,108)
Cash and restricted cash at beginning of period	6,607	20,715
Cash and restricted cash at end of period	$6,321	$6,607

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$590	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$11,191	$5,747
Changes in estimates of asset retirement costs, net	$1,218	$3,501
Issuance of restricted common stock	$1	$-
Non-cash consideration exchanged in Merger Acquisition:
Issuance of convertible preferred stock	$64,220	$-

See accompanying notes to consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2025 and 2024

(amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2023	-	$-	4,362,515	$4	$225,239	$(123,791)	$101,452
Issuance of restricted common stock	-	-	115,750	-	-	-	-
Rescinded restricted common stock	-	-	(3,500)	-	-	-	-
Stock-based compensation	-	-	-	-	1,859	-	1,859
Net income	-	-	-	-	-	12,293	12,293
Balances at December 31, 2024	-	-	4,474,765	4	227,098	(111,498)	115,604
Issuance of series A preferred stock - Mergers	10,650,000	10,650	-	-	53,570	-	64,220
Issuance of series A preferred stock - PIPE	6,364,000	6,364	-	-	28,636	-	35,000
Issuance of common stock for cash proceeds, net	-	-	24,497	-	139	-	139
Issuance of restricted common stock	-	-	297,977	1	(1)	-	-
Stock-based compensation	-	-	-	-	2,763	-	2,763
Net loss	-	-	-	-	-	(10,362)	(10,362)
Balances at December 31, 2025	17,013,637	$17,014	4,797,239	$5	$312,205	$(121,860)	$207,364

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

Reverse Stock Split

On March 13, 2026, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders on October 29, 2025, with the ratio being approved by the Company’s Board of Directors on February 27, 2026, with the stockholder consent being effective on February 27, 2026.

As a result of the Reverse Stock Split:

•	every 20 shares of issued and outstanding common stock were automatically combined into one share of common stock;

•	the par value of the Company’s common stock remained unchanged at $0.001 per share; and

•	fractional shares remaining after the Reverse Stock Split were paid in cash.

All authorized, issued, and outstanding common stock, stock options, and other equity instruments, as well as the related exercise or conversion prices, were proportionately adjusted to reflect the Reverse Stock Split.

Retroactive Adjustment

All share amounts, per-share data, earnings (loss) per share, and weighted-average shares outstanding presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated. The Reverse Stock Split did not affect the Company’s total stockholders’ equity or the proportionate voting rights of stockholders, and no fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise have been entitled to receive fractional shares received cash in lieu thereof, based on the closing price of the Company’s common stock on March 12, 2026, the trading day immediately prior to the effective date of the Reverse Stock Split.

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming, the Powder River Basin (“PRB”) in Wyoming, and in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”).

The Company’s D-J Basin assets (the “D-J Basin Assets”) are located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, are held through the Company’s wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and North Peak Oil & Gas, LLC (“NPOG”), and are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”).

The Company’s Powder River Basin assets (the “Powder River Basin Assets” or “PRB Assets”) are predominantly located in Laramie and Campbell Counties, Wyoming, are held through the Company’s wholly-owned subsidiary Century Oil and Gas, LLC (“Century”), and operated by the Company’s wholly-owned operating subsidiaries, Century Oil and Gas Sub-Holdings, LLC (“COG”), Navigation Powder River, LLC (“NPR”), and Pine Haven Resources, LLC (“Pine Haven”).

The Company’s Permian Basin assets (the “Permian Basin Assets”) are located in Chaves and Roosevelt Counties, New Mexico, are held by the Company’s wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and are operated by the Company’s wholly-owned subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”).

On October 31, 2025, the Company completed the transactions (the “Mergers”) contemplated by that certain Agreement and Plan of Merger, dated October 31, 2025 (the “Merger Agreement”), by and among the Company; NP Merger Sub, LLC, a wholly owned subsidiary of the Company (“First Merger Sub”); COG Merger Sub, LLC, a wholly owned subsidiary of the Company (“Second Merger Sub,” and together with First Merger Sub, the “Merger Subs”); North Peak Oil & Gas, LLC (NPOG); COG (together with NPOG, the “Acquired Companies”); and, solely for purposes of specified provisions therein, North Peak Oil & Gas Holdings, LLC (“North Peak”). The Acquired Companies own substantial oil-weighted producing assets and significant leasehold interests in the D-J Basin and PRB.

The Company believes that horizontal development and exploitation of conventional assets in the Wattenberg and Wattenberg Extension in the D-J Basin, the PRB, and the Permian Basin represent among the most economic oil and natural gas plays in the United States (“U.S.”). Moving forward, the Company plans to optimize its existing assets and opportunistically seek additional acreage proximate to its currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit the Company’s acquisition criteria, that Company management believes can be developed using its technical and operating expertise and be accretive to shareholder value.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation. The consolidated financial statements herein have been prepared in accordance with US GAAP and include the accounts of the Company and those of its wholly and partially-owned subsidiaries as follows: (i) PEDCO, a Nevada corporation; (ii) Red Hawk, a Nevada limited liability company; (iii) RAZO, an Arizona corporation; (iv) SRPT Acquisition, LLC, a Texas limited liability company, (v) PRH, a Nevada limited liability company, (vi) NPOG, a Delaware limited liability company, (ix) COG, a Delaware limited liability company, and (x) other wholly-owned subsidiaries of NPOG and COG. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from these estimates. Significant estimates generally include those with respect to the amount of recoverable proved oil and gas reserves, the fair value of financial instruments, oil and gas depletion, asset retirement obligations, stock-based compensation and the assignment of fair value and allocation of purchase price in connection with business combinations.

Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes restricted cash within cash and cash equivalents on the consolidated statements of cash flows.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk include cash deposits placed with financial institutions. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal. Sales to two customers comprised 26% and 22% of the Company’s total oil and gas revenues, with one third-party operator contributing 30% of non-operated interest revenues for the year ended December 31, 2025, compared to sales to three customers comprising 38%, 36% and 12%, respectively, of the Company’s total oil and gas revenues for the year ended December 31, 2024. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Accounts Receivable. Accounts receivable typically consist of oil and gas receivables. The Company has classified these as short-term assets in the consolidated balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability considering the results of operations of these related entities and, when necessary, records allowances for expected unrecoverable amounts. To date, no allowances have been recorded. Included in accounts receivable - oil and gas are $8.5 million related to receivables from joint interest owners. As of January 1, 2024, the company had $5.8 million of accounts receivable and no contract assets.

Business Combinations. The Company accounts for business combinations using the acquisition method, recording oil and gas assets acquired and liabilities assumed at estimated fair values. Fair values are determined using discounted cash flows, market comparables, and other valuation techniques, with significant judgment applied to estimates of reserves, future commodity prices, and operating and development costs. Purchase price allocations may be adjusted during a one-year measurement period. The Merger Acquisition was completed on October 31, 2025 and has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations ("ASC 805"), PEDEVCO was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Acquired Companies have been recorded at their respective fair values as of the acquisition date on October 31, 2025. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after October 31, 2025. See Note 6 – Merger Acquisition for additional information.

Credit Loss Expense. The Company estimates credit losses and accrues a reserve on a receivable based on (i) historic loss experience, (ii) the length of time balances have been outstanding and (iii) the economic status of each counterparty. These loss estimates are then adjusted for current and expected future economic conditions, which may include an assessment of the probability of non-payment, financial distress or expected future commodity prices and the impact that any current or future conditions could have on a counterparty’s credit quality and liquidity. Though the Company’s credit losses have not historically been significant, the Company could experience increased credit loss expense should a financial downturn occur. During the year ended December 31, 2025, the Company recognized a $1.4 million note receivable – credit loss related to the sale of our then wholly-owned subsidiary EOR Operating Company in November 2023. There were no credit losses in 2024.

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

Impairment of Long-Lived Assets. The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net undiscounted cash flows expected to result from the asset, including eventual disposition. If the future net undiscounted cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and estimated fair value. The Company also evaluates oil and gas properties not subject to amortization, including expired leases, for impairment, and when impairment is identified, a loss is recognized in the applicable period.

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

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash, accounts receivable, accounts payable, derivative instruments, and debt. Except for derivative instruments and debt, the carrying amounts of cash, accounts receivable and accounts payable are short-term instruments and approximate fair value due to their highly liquid nature. The carrying amount of debt approximates fair value as the variable rates on the Amended and Restated Credit Agreement, as discussed in Note 9, “Revolving Credit Facility,” are market interest rates. The fair values of the Company’s derivative assets and liabilities are based on a third-party industry-standard pricing model that uses market data obtained from third-party sources, including quoted forward prices for oil and natural gas, discount rates, and volatility factors.

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

Stock-Based Compensation. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock option awards at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances. The Company estimates volatility by considering the historical stock volatility. The Company has opted to use the simplified method for estimating expected term, which is generally equal to the midpoint between the vesting period and the contractual term. The Company accounts for forfeitures as they occur; accordingly, stock-based compensation expense is recognized for all awards granted and adjusted in the period in which awards are forfeited.

Derivative Instruments. The Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and natural gas production. All derivative instruments are recorded on the consolidated balance sheet as either an asset or liability measured at fair value. Although the derivative instruments provide an economic hedge of the Company’s exposure to commodity price volatility, the Company chose not to elect hedge accounting treatment. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

Earnings per Common Share. Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Diluted EPS is computed using the treasury stock method for stock options and warrants and the if-converted method for convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect would be anti-dilutive.

For the year ended December 31, 2025, stock options to purchase 104,200 shares of common stock were excluded from the computation of diluted EPS because their effect was anti-dilutive. In addition, 17,013,637 shares of convertible preferred stock outstanding as of December 31, 2025, each convertible into 0.5 shares of common stock, were excluded from diluted EPS because their effect was anti-dilutive. For the year ended December 31, 2024, potentially dilutive securities related to options 1,834,041 were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

Recently Adopted Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted this ASU on December 31, 2025 and has reflected the required disclosures in the accompanying notes to the consolidated financial statements. The ASU had no impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Subsequent Events. The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets as of December 31, 2025 and 2024, which sum to the total of such amounts shown in the accompanying consolidated statements of cash flows (in thousands):

	2025	2024
Cash	$3,222	$4,010
Restricted cash included in other assets*	3,099	2,597
Total cash and restricted cash	$6,321	$6,607

* Restricted cash is related to collateral for surety bonds, which increased due to additional surety bonds acquired through the Mergers.

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Oil sales	$40,230	$36,193
Natural gas sales	2,663	1,216
Natural gas liquids sales	2,858	2,144
Total revenue from customers	$45,751	$39,553

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of December 31, 2025 or 2024, respectively.

NOTE 6 –MERGER ACQUISITION

On October 31, 2025, the Company completed the transactions contemplated by that certain Agreement and Plan of Merger, dated October 31, 2025, by and among the Company; NP Merger Sub, LLC, a wholly owned subsidiary of the Company (First Merger Sub); COG Merger Sub, LLC, a wholly owned subsidiary of the Company (Second Merger Sub); North Peak Oil & Gas, LLC (NPOG); Century Oil and Gas Sub-Holdings, LLC; and, solely for purposes of specified provisions therein, North Peak Oil & Gas Holdings, LLC.

Pursuant to the Merger Agreement, (i) First Merger Sub merged with and into NPOG, with NPOG surviving as a wholly owned subsidiary of PEDEVCO, and (ii) Second Merger Sub merged with and into COG, with COG surviving as a wholly owned subsidiary of PEDEVCO. The Acquired Companies own substantial oil-weighted producing assets and significant leasehold interests in the D-J Basin and Powder River Basin located in Wyoming.

The aggregate fair value of the consideration paid in the Mergers was approximately $179.9 million. Of this amount, $115.6 million was paid in cash at closing, including (a) $87.0 million drawn under the Company’s Amended and Restated Credit Agreement (net of $1.3 million in debt issuance costs) and (b) proceeds from certain investors who subscribed for and purchased an aggregate of 6,363,637 shares of PEDEVCO Series A Preferred Stock at a purchase price of $5.50 per share ($11.00 per share on a post-reverse stock split basis), resulting in gross proceeds of $35.0 million. The cash consideration was further reduced by $4.7 million in transaction costs directly related to the Mergers. On February 27, 2026, the Series A Preferred Stock converted into 3,181,818 shares of PEDEVCO common stock (see Note 19 – “Subsequent Events”)(the “Automatic Conversion Date”).

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The fair value of the consideration transferred was allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis and recorded as of October 31, 2025. The preliminary allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized Acquisition-related costs were expensed as incurred in accordance with ASC 805.

Determining the fair value of the acquired assets and assumed liabilities required significant judgment and the use of various assumptions, the most significant of which related to the valuation of NPOG’s and COG’s oil and gas properties. The inputs and assumptions used in valuing these properties were classified as Level 3 within the fair value hierarchy.

Consideration:
Series A Convertible Preferred Stock	10,650
Fair Value Per Share of Preferred Stock	$6.030
Common stock consideration, net of estimated liabilities assumed by PEDEVCO	$64,220

Cash paid to settle North Peak Debt	115,646

Total consideration	$179,866

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$24
Accounts receivable	12,806
Commodity derivative, asset - current	5,264
Prepaid expenses and other current assets	591
Evaluated oil and gas properties	191,700
Unevaluated oil and gas properties	11,266
Asset retirement costs	1,584
Other long-term assets	2,177
Total assets acquired	$225,412

Fair value of liabilities assumed:
Accounts payable and accrued liabilities	$41,719
Asset retirement obligations - current	488
Asset retirement obligations - long-term	1,096
Other long-term liabilities	2,243
Total liabilities assumed	$45,546

Total identifiable net assets acquired	$179,866

Approximately $14.2 million of revenues, $7.6 million of direct operating expenses and $6.6 million in net income attributed to the Mergers were included in the Company’s Consolidated Statements of Operations for the period from November 1, 2025 through December 31, 2025.

The Acquired Companies’ results of operations have been included in the Company’s consolidated financial statements since October 31, 2025, the effective date of the Mergers. The following unaudited supplemental pro forma information for the years ended December 31, 2025 and 2024 presents the combined results of operations as if the Mergers had been completed on January 1, 2024.

The unaudited pro forma information reflects adjustments based on available information and assumptions that management believes are reasonable and supportable. The pro forma results do not reflect any anticipated cost savings, operating synergies, or integration costs associated with the acquisition.

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction occurred as of January 1, 2024, nor is it intended to be indicative of future results. Actual results may differ materially due to a variety of factors, including, but not limited to, production declines, changes in commodity prices, and future acquisitions, divestitures, and development activities.

	Year Ended December 31,
(in thousands, except per share information)	2025	2024
Pro forma revenue	$132,215	$197,879
Pro forma net income	$21,399	$44,429

Pro forma basic earnings per share	$4.64	$9.96
Pro forma diluted earnings per share	$4.64	$9.96

At the closing of the Mergers (the “Closing”), the Company entered into a Shareholder Agreement with Century and North Peak (together, the “Juniper Shareholder”), and, for certain limited provisions, Dr. Simon G. Kukes, the then Executive Chairman of the Company and The SGK 2018 Revocable Trust (a trust which Dr. Simon serves as trustee and beneficiary of). The agreement granted the Juniper Shareholder board nomination rights from the closing of the Mergers until the Automatic Conversion Date, including the ability to designate one board nominee and one non-voting observer. The agreement also provides that, following the Automatic Conversion Date, the Board will consist of six directors, with Juniper’s nominees determined by its ownership percentage of shares of the Company’s common stock on the Automatic Conversion Date. Specifically, the right of the Juniper Shareholder to nominate Juniper Directors pursuant to the Shareholder Agreement will depend on its, together with its affiliates’, ownership of 3,181,818 shares of Company common stock issued to the Juniper Shareholder and its affiliates on February 27, 2026, on the applicable date of determination, as measured relative to a total of 13,300,815 shares of common stock issued and outstanding on February 27, 2026 (“Juniper Beneficial Ownership”), as follows: if Juniper Beneficial Ownership is 50% or more, the Juniper Shareholder may nominate three Juniper Directors, including one which must be an independent director; if Juniper Beneficial Ownership is between 30% and 49.9%, the Juniper Shareholder may nominate two Juniper Directors; if Juniper Beneficial Ownership is between 10% and 29.9%, the Juniper Shareholder may nominate one Juniper Director; and if Juniper Beneficial Ownership  is less than 10%, the Juniper Shareholder loses the right to nominate any Juniper Directors.

The Juniper Shareholder also retains the right to remove or replace its directors, subject to Board approval and suitability requirements under SEC and NYSE standards. At least one Juniper Shareholder director will serve on each Board committee (except the audit committee), and will chair the Compensation and Governance Committees, subject to limited exceptions.

The Shareholder Agreement also grants the shareholders registration rights, requiring the Company to use commercially reasonable efforts to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock within 45 days of the Automatic Conversion Date, using Form S-3 or Form S-1 if necessary. Shareholders may request underwritten offerings of at least $10 million, subject to customary agreements and underwriter approval, with limits on frequency and “grace periods” for delays. Piggyback registration rights allow participation in offerings by the Company or other holders, subject to underwriter and priority rules. The Company will pay related expenses and indemnify shareholders against certain Securities Act of 1933, as amended liabilities. The Shareholder Agreement became effective at the Closing and will terminate according to its terms.

On February 27, 2026 (the Automatic Conversion Date), the Board, with the recommendation of the Nominating and Corporate Governance Committee of the Board, and at the request of the Juniper Shareholder, pursuant to the terms of the Shareholder Agreement (discussed above), increased the number of members of the Board from five (5) to six (6), and appointed Mr. Edward Geiser as a member of the Board and as Chairperson of the Nominating and Corporate Governance Committee of the Board of Directors, to serve until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.

Also effective on February 27, 2026, director Josh Schmidt was appointed as Chairman of the Board of the Company.

NOTE 7 – OIL AND GAS PROPERTIES

The following tables summarize the Company’s oil and gas activities by classification for the years ended December 31, 2025 and 2024, respectively (in thousands):

	December 31, 2024*	Additions	Disposals	Transfers	December 31, 2025
Oil and gas properties, subject to amortization	$210,039	$216,098	$(322)	$8,403	$434,218
Oil and gas properties, not subject to amortization	14,738	20,238	(2,028)	(8,403)	24,545
Asset retirement costs	4,326	2,802	(91)	-	7,037
Accumulated depreciation and depletion	(81,015)	(17,031)	-	-	(98,046)
Accumulated impairment	(44,576)	(908)	-	-	(45,484)
Total oil and gas properties, net	$103,512	$221,199	$(2,441)	$-	$322,270

	December 31, 2023*	Additions	Disposals	Transfers	December 31, 2024*
Oil and gas properties, subject to amortization	$185,403	$19,607	$(1,438)	$6,467	$210,039
Oil and gas properties, not subject to amortization	18,703	2,502	-	(6,467)	14,738
Asset retirement costs	853	3,501	(28)	-	4,326
Accumulated depreciation and depletion	(66,104)	(14,911)	-	-	(81,015)
Accumulated impairment	(44,576)	-	-	-	(44,576)
Total oil and gas properties, net	$94,279	$10,699	$(1,466)	$-	$103,512

*Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation, which had no effect on the previously reported total assets, total liabilities, total shareholders’ equity, results of operations or cash flows.

For the year ended December 31, 2025, the Company incurred $239.2 million of capital additions of which $204.6 million are related to the Mergers (noted above) and $34.0 million of capital costs primarily related to the Company’s completion operations with respect to four operated wells drilled and completed with a third-party as well as five lift conversions in the Permian Basin. The Company also participated in the drilling and completion of 23 non-operated wells in the D-J Basin for which production had begun in late 2025, ranging from between a 8% to 44% working interest. Additionally, the Company acquired approximately 100 net mineral acres and 1,067 net lease acres in and around its existing footprint in the D-J Basin through multiple transactions at total acquisition and due diligence costs of $194,000 and $420,000, respectively.

For the year ended December 31, 2025, the Company recorded an impairment of oil and gas properties of $908,000 related to undeveloped leases representing 1,034 net acres in the D-J Basin that it allowed to expire or had no plans to drill prior to expiration.

In February 2025, the Company entered into a joint development agreement with a private equity-backed operator to jointly develop the Roth and Amber drilling units in Weld County, Colorado. The operator paid $1.7 million to the Company, and the Company agreed to expand the units to 1,600 acres each and transfer operatorship to the operator.

In February 2025, the Company recognized $0.3 million in disposition expense related to the sale of certain capitalized equipment to a third-party in the D-J Basin.

In April 2025, the Company sold all of its legacy operated production in Weld County, Colorado to a private buyer for an adjusted price of $606,000. The sale included wellbore and surface equipment only for the Company’s 17 operated wells in its D-J Basin Asset, with the Company retaining ownership in all its existing leasehold. The effective date of the sale is January 1, 2025. As a result, the Company recorded a gain on sale of oil and gas properties of $1,021,000 in its consolidated statements of operations. Also, in November 2025, the Company entered into a participation agreement under which a third party acquired 5%–22% working interests in 10 wellbores, for which the purchaser carried the Company’s share of related capital expenditures for the drilling and completion of certain wells. As a result, the Company recognized an additional $1,576,000 gain on the sale of oil and gas properties for a combined total of $2,597,000.

In September 2023, the Company and Evolution Petroleum Corporation ("Evolution") entered into a Participation Agreement for the joint development of the Chaveroo oilfield in Chaves and Roosevelt Counties, New Mexico. The agreement covers twelve Development Blocks encompassing approximately 16,000 gross leasehold acres, within which the parties may jointly drill up to nine horizontal San Andres wells per block on a 50/50 working interest basis, with the Company serving as operator. Evolution's entry into each successive Development Block is optional, at a cost of approximately $450 per net acre, and either party may independently develop any block the other elects to skip. The agreement continues in effect for so long as the parties proceed with development, and new leases acquired by the Company within certain identified tracts within two years of signing are included as Existing Leases. To date, Evolution has acquired working interests in five Development Blocks: a 50% interest in approximately 813 net acres in the first and second Development Blocks for $366,000 in September 2023; a 50% interest in approximately 811 net acres in the third, fourth, and fifth Development Blocks for $365,000 in June 2024; and a 50% interest in approximately 640 net acres in the eighth Development Block for $288,000 in September 2025.

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

On August 21, 2024, the Company, through its wholly-owned subsidiary, PRH, entered into a five-year Participation Agreement with a large private equity-backed D-J Basin exploration and production company with extensive operational experience (“Joint Development Party”), whereby the Joint Development Party assigned to PRH a 30% interest in approximately 7,607 net acres of existing oil and gas leases and PRH assigned to the Joint Development Party a 70% interest in approximately 3,166 net acres of oil and gas leases, all located within the SW Pony Prospect in the D-J Basin in Weld County, Colorado. Additionally, to facilitate joint development of the SW Pony Prospect, the parties agreed to an approximately 16,900 gross acre Area of Mutual Interest wherein the Joint Development Party will transfer 30% of future interests acquired by the Joint Development Party in leaseholds to PRH, and PRH will transfer 70% of future interests acquired by PRH in leaseholds to the Joint Development Party, in each case at an acquisition cost proportionate to their respective interests. The assigned interests will be subject to an overriding royalty, such that the assigning party shall deliver to the other party leasehold interests with an 80% net revenue interest, and the parties agreed that the Joint Development Party will be the operator of the combined leaseholds. The Participation Agreement specifically addresses the Harlequin Wells, which are existing wells within the SW Pony Prospect, whereby PRH acquired a 30% undivided interest in six Harlequin Wells as part of the leasehold assignment. The Company correspondingly paid $8.6 million in capital costs (included in the $20.5 million number above) related to these wells.

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

The depletion recorded for production on proved properties for the years ended December 31, 2025 and 2024, amounted to $17,031,000 and $14,911,000, respectively.

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

Tilloo failed to make its initial installment payment on January 8, 2025, and has not made any subsequent payments as of December 31, 2025. The Company issued a notice of default under the Note to Tilloo in mid-January 2025, and sought to work with Tilloo into April 2025, in an effort to either restructure the Note or arrange for the sale of the assets securing the same to an unaffiliated third-party buyer, with proceeds of such sale to be applied toward repayment of the Note. On September 18, 2025, Tilloo filed a civil lawsuit against the Company in the District Court of Harris County, Texas, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. In November 2025, the Company issued to Tilloo a notice of acceleration and demand for payment under the Note and also filed a counterclaim against Tilloo for breach of contract seeking full recovery under the Note. In February 2026, the Company filed a motion for summary judgement with respect to Tilloo’s claims and the Company’s counterclaims asserted against Tilloo for breach of contract, which motion is currently pending before the Court. Due to Tilloo’s sustained default and a determination by the Company that the prospect of recovery is remote, the Company wrote off the outstanding balance of the Note in the second quarter of 2025. As such, while the Note is still due and payable in full by Tilloo, for reporting purposes, the outstanding balance of the Note as of December 31, 2025 is nil.

Accordingly, a $1,267,000 note receivable – credit loss has been recognized in the consolidated statements of operations for the year ended December 31, 2025. Additionally, the Company has fully written off post-closing adjustments receivable due from Till related to the sale of EOR in the amount of $111,000. These write-offs reflect the Company's decision that the carrying value of the Note and post-closing adjustments receivable are no longer recoverable. Taken together, the Company recognized a total of $1,378,000 in note receivable – credit loss in the consolidated statements of operations for the year ended December 31, 2025.

NOTE 9 – REVOLVING CREDIT FACILITY

On October 31, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated its prior senior secured revolving credit agreement dated September 11, 2024, with Citibank, N.A., as administrative agent, and the lenders party thereto.

The A&R Credit Agreement matures on October 31, 2029 and provides for an initial borrowing base and elected commitments of $120 million, with a maximum revolving commitment of $250 million. The borrowing base is subject to scheduled semiannual redeterminations beginning December 1, 2025, as well as unscheduled redeterminations and other adjustments, and is determined by the lenders in their discretion. Borrowings are subject to customary conditions, including compliance with financial covenants.

The obligations are guaranteed by the Company’s subsidiaries and secured by first-priority liens on substantially all assets of the Company and its subsidiaries, including mortgages on oil and gas properties representing at least 90% of proved reserves.

Borrowings may be ABR or SOFR loans. SOFR loans bear interest at the applicable term SOFR rate plus a margin of 300–400 basis points, and ABR loans bear interest at the applicable base rate plus a margin of 200–300 basis points, in each case depending on borrowing base utilization. For the year ended December 31, 2025, total interest expense was $1.4 million, consisting of $1.1 million of contractual interest and $0.3 million of amortization of deferred financing costs, resulting in an effective interest rate of 1.6%. The Company also pays a commitment fee on unused commitments of 37.5 or 50 basis points. Amounts may be prepaid without penalty, and mandatory prepayments apply upon certain events. As of December 31, 2025, the Company paid $70,000 in commitment fees.

The A&R Credit Agreement includes customary representations, warranties, affirmative and negative covenants, and events of default, including a change in control. Financial covenants require (i) a minimum current ratio of 1.0 to 1.0 and (ii) a maximum leverage ratio of 3.0 to 1.0. Additional covenants restrict, among other things, indebtedness, liens, dividends, investments, asset sales, affiliate transactions, mergers, and hedging activities.

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

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement (see Note 6 – Merger Acquisition above), representing the outstanding balance as of December 31, 2025. The Company subsequently borrowed an additional $6.0 million on January 8, 2026 and $5.0 million on February 5, 2026. The proceeds from these borrowings are expected to be used to fund the Company’s participation in certain non-operated well operations and to pay other Company obligations.

NOTE 10 – DERIVATIVES

The Company is exposed to certain risks relating to its ongoing business operations, such as risks related to commodity prices. Therefore, the Company uses derivative instruments primarily to manage commodity price risk.

The Company enters into derivative instruments with respect to a portion of its crude oil and natural gas to hedge future prices received. These instruments are used to mitigate revenue volatility resulting from fluctuations in commodity prices. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

While there are many different types of derivative instruments available, we use costless collars, producer three-way collars, standalone put options, fixed-price swaps and basis swaps to attempt to manage price risk. Costless collar and three-way producer collar agreements are combinations of put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments between the counterparties if the settlement price under the agreement exceeds the ceiling or if the settlement price under the agreement is below the floor. Standalone put options are floors that are purchased for a cost and provide that counterparties make payments to us if the settlement price is below the established floor. The fixed-price swap agreements call for payments to, or receipts from, counterparties depending on whether the index price of oil or natural gas for the period is greater or less than the fixed price established for the period contracted under the fixed-price swap agreement. The basis swaps agreements effectively lock in a price differential between regional prices where the product is sold and the relevant pricing index under which oil or natural gas production is hedged.

On November 1, 2025, the Company assumed the derivative liabilities (novated hedges) associated with its Mergers (see Note 6 above) which are subject to master netting agreements. Additional derivative contracts with the same counterparty are also subject to netting. Still, in accordance with ASC 815, the Company will classify the fair value of all its derivative positions on a gross basis in its corresponding consolidated balance sheets. The Company has not designated its derivative instruments as accounting hedges. Accordingly, changes in the fair value of outstanding derivatives and settlements of derivative contracts are recognized in earnings and included in “Other Income (Expense)” under the caption “Net gain (loss) on derivative contracts” in the consolidated statements of operations.

“Derivative contract assets” and “Derivative contract liabilities” represent the estimated fair value of open derivative positions, which reflects the difference between current forward commodity prices and the contractual hedge prices for the remaining hedged volumes as of December 31, 2025 (the “mark-to-market” valuation). The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2025 (in thousands).  There were no derivative contracts as of December 31, 2024.

	Derivative Contract Assets		Derivative Contract Liabilities
Commodity derivative instruments	Balance sheet location	December 31, 2025	Balance sheet location	December 31, 2025
Commodity contracts	Current assets - derivative contract assets - current	$8,368	Current assets - derivative contract liabilities - current	$964
Commodity contracts	Other assets - derivative contract assets	9,640	Other assets - derivative contract liabilities	6,358
Total Commodity derivative instruments		$18,008		$7,322

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations for the year ended December 31, 2025 (in thousands). “Realized gain on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.  There were no derivative contracts as of December 31, 2024.

	Derivative Contract Assets
Commodity derivative instruments	Location of gain recognized in income on derivative contracts	December 31, 2025
Realized gain on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$2,136
Unrealized gain on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	4,117
Total gain on derivative contracts*		$6,253

* The amount represents net gains for the two-month period from November 1, 2025 through December 31, 2025, as the Mergers closed on October 31, 2025 and the related derivative contracts were novated to the Company after closing.

As of December 31, 2025, the Company had the following open crude oil and natural gas derivative contracts:

Crude Oil - 3 Way Collars
	Producer Three-Way Collars (Summary of 3 separate contracts)				Participating Three-Way Collars (Summary of 3 separate contracts)
Date	Volume (Boe)	Put Sold ($/Boe)	Put Bought ($/Boe)	Call Sold ($/Boe)	Volume (Boe)	Put Bought ($/Boe)	Call Sold ($/Boe)	Call Bought ($/Boe)
1Q 2026	36,400	$45.00	$55.00	$67.65	21,600	$62.50	$54.00	$80.00
2Q 2026	33,900	$45.00	$55.00	$67.65	23,700	$62.50	$54.00	$80.00
3Q 2026	31,800	$45.00	$55.00	$67.65	24,400	$62.50	$54.00	$80.00
4Q 2026	29,700	$45.00	$55.00	$67.65	66,900	$62.50	$54.00	$80.00
FY 2026	131,800	$45.00	$55.00	$67.65	136,600	$62.50	$54.00	$80.00
1Q 2027	27,400	$45.00	$55.00	$71.55	127,700	$62.50	$54.00	$80.00
2Q 2027	26,200	$45.00	$55.00	$71.55	163,700	$62.50	$54.00	$80.00
3Q 2027	25,200	$45.00	$55.00	$71.55	163,300	$62.50	$54.00	$80.00
4Q 2027	24,200	$45.00	$55.00	$71.55	129,800	$62.50	$54.00	$80.00
FY 2027	103,000	$45.00	$55.00	$71.55	584,500	$62.50	$54.00	$80.00
1Q 2028	-	-	-	-	114,100	$62.50	$54.00	$80.00
2Q 2028	-	-	-	-	128,000	$62.50	$54.00	$80.00
3Q 2028	-	-	-	-	123,000	$62.50	$54.00	$80.00
4Q 2028	-	-	-	-	39,100	$62.50	$54.00	$80.00
FY 2028	-	-	-	-	404,200	$62.50	$54.00	$80.00

Crude Oil - Swaps and Costless Collars
	Swaps		Costless Collars
Date	Volume (Boe)	Avg. Price ($/Boe)	Volume (Boe)	Floor Price ($/Boe)	Ceiling Price ($/Boe)
1Q 2026	171,000	$63.40	79,100	$54.57	$68.09
2Q 2026	126,000	$64.15	103,200	$54.89	$70.40
3Q 2026	180,000	$69.69	34,100	$54.87	$70.24
4Q 2026	105,000	$68.51	53,300	$54.63	$68.55
FY 2026	582,000	$66.43	269,700	$54.71	$69.12
1Q 2027	30,000	$64.90	54,900	$54.00	$64.00
2Q 2027	30,000	$64.90	9,900	$54.00	$64.00
3Q 2027	30,000	$64.90	1,700	$54.00	$64.00
4Q 2027	30,000	$64.90	1,800	$54.00	$64.00
FY 2027	120,000	$64.90	68,300	$54.00	$64.00

Natural Gas
	Swaps		Costless Collars
Date	Volume (Mcf)	Avg. Price ($/mcf)	Volume (Mcf)	Floor Price ($/mcf)	Ceiling Price ($/mcf)
1Q 2026	-	$0.00	232,200	$3.25	$5.85
2Q 2026	259,905	$3.95	17,800	$3.50	$5.21
3Q 2026	247,500	$3.95	17,200	$3.50	$5.21
4Q 2026	234,100	$3.95	18,700	$3.50	$5.21
FY 2026	741,505	$3.95	285,900	$3.44	$5.37
1Q 2027	-	$0.00	237,000	$4.00	$5.25
2Q 2027	209,000	$3.74	16,900	$4.00	$5.12
3Q 2027	201,900	$3.74	16,900	$4.00	$5.12
4Q 2027	151,200	$3.74	11,500	$4.00	$5.12
FY 2027	562,100	$3.74	282,300	$4.00	$5.15
1Q 2028	-	-	122,700	$4.00	$4.62
2Q 2028	118,100	$3.49	-	-	-
3Q 2028	115,100	$3.49	-	-	-
4Q 2028	37,900	$3.49	-	-	-
FY 2028	271,100	$3.49	122,700	$4.00	$4.62

NOTE 11 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Authoritative guidance establishes a framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of the following categories:

•	Level 1 – Observable inputs based on quoted market prices for identical assets or liabilities in active markets.

•

Level 2 – Observable inputs other than Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•

Level 3 – Unobservable inputs for the asset or liability due to little or no market activity that are significant to the fair value measurement. These inputs reflect assumptions that market participants would use in pricing the asset or liability.

Assets and liabilities measured at fair value are classified based on the lowest level input that is significant to the measurement. The determination of the significance of inputs requires judgment and may affect the classification within the fair value hierarchy. There were no transfers between levels of the fair value hierarchy during any period presented.

The Company measures its derivative instruments at fair value on a recurring basis using a market approach. Fair value is estimated using observable commodity futures prices for the underlying commodities obtained from a third-party pricing source. These measurements are classified within Level 2 of the fair value hierarchy. The fair values of the Company’s derivatives are not based on quoted prices for identical instruments in active markets.

The Company applies fair value guidance on a nonrecurring basis to certain non-financial assets and liabilities, which are not measured at fair value on an ongoing basis but are subject to adjustment if events or changes in circumstances indicate impairment or other adjustments may be necessary.

The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2025 (in thousands).The Company did not have any derivative positions in 2024.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$-	$18,008	$-	$18,008

Liabilities
Derivative contract liabilities	$-	$7,322	$-	$7,322

Derivative contracts listed above as Level 2 include fixed-price swaps and costless put/call collars that are carried at fair value. The Company records the net change in fair value of these positions in “Net gain (loss) on derivative contracts”.

            Asset retirement obligations. The fair value of asset retirement obligation is estimated using discounted cash flow projections with primarily Lever 3 inputs, using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation, estimated plugging and abandonment costs, timing of remediation, the credit adjusted risk-free rate and inflation rate.

           Merger Acquisition. On October 31, 2025, the Company completed the merger with the Acquired Companies, recording assets and liabilities at fair value. Oil and gas properties and asset retirement obligations were valued using discounted cash flows with primarily Level 3 inputs, including estimated future production based upon the estimation of reserves, future operating and development costs, future commodity prices (adjusted for basis differentials), and discount rates. See Note 6—Merger Acquisition.

NOTE 12 – ASSET RETIREMENT OBLIGATION

Activity related to the Company’s asset retirement obligations is as follows for the year ended December 31, 2025 (in thousands):

2025
Balance at the beginning of the period (1)	$6,371
Accretion expense	927
Disposition of liabilities	(784)
Liabilities settled	(505)
Liabilities acquired - Merger Acquisition	1,584
Changes in estimates	1,218
Balance at end of period (2)	$8,811

(1)	Includes $663,000 of current asset retirement obligations at December 31, 2024.

(2)	Includes $1,170,000 of current asset retirement obligations at December 31, 2025.

In New Mexico, the Company, through its New Mexico operating subsidiary, RAZO, has entered into a Stipulated Final Order (“SFO”) with Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During the year ended December 31, 2025, the Company reimbursed the OCD $784,000 in plugging and abandoning costs related to the SFO.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating sublease for office space that requires ASC Topic 842 treatment, discussed below.

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  However, at the time of implementation the Company currently maintained no debt, and in order to apply an appropriate discount rate, the Company used a borrowing rate obtained from a financial institution at which it maintains banking accounts.

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

Supplemental cash flow information related to the Company’s operating lease is included in the table below (in thousands):

Year Ended
December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$168

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

December 31, 2025
Operating lease – right-of-use asset	$213

Operating lease liabilities – current	$182
Operating lease liabilities – long-term	32
Total lease liability	$214

The weighted-average remaining lease term for the Company’s operating lease is 1.2 years as of December 31, 2025, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

2026	$191
2027	32
Thereafter	-
Total lease payments	223
Less imputed interest	(9)
Total lease liability	$214

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.  In the D-J Basin Asset, 16,138 net acres are set to expire during 2026 (net to our direct ownership interest only), with 2,110 and 678 net acres set to expire for the years ending December 31, 2027 and 2028 respectively, and 8,081 net acres thereafter, if we fail to meet drilling commitments or obtain term assignment extensions (net to our direct ownership interest only). In the PRB, in the Powder River Basin Asset, 4,822 net acres are set to expire during 2026, with 34,999 and 15,828 net acres set to expire for the years ending December 31, 2027 and 2028, respectively. In the Permian Basin Asset only 200 net acres is set to expire for the year ending December 31, 2026, (net to our direct ownership interest only), all of the remaining acreage is currently held by production.

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

Milnesand Sale Dispute and Tilloo Note Default and Litigation

On November 4, 2024, the Company received correspondence from legal counsel to Tilloo Exploration & Production, LLC seeking to recover damages which Tilloo is alleging were caused by alleged intentional misrepresentations made by principals of the Company to principals of Tilloo in connection with Tilloo’s acquisition of the Milnesand and Sawyer fields in New Mexico from the Company for aggregate consideration of $1,122,436 effective August 1, 2023 (the “Milnesand Sale”), which consideration was paid to the Company by Tilloo via a five-year secured promissory note with 10% annual interest and no payments due until January 8, 2025 (the “Tilloo Note”).  The Company does not believe any misrepresentations were made by the Company or its principals in the Milnesand Sale and that the claims will fail as a matter of law. The Company has not received any correspondence from Tilloo regarding the allegations made in November 4, 2024 correspondence subsequent to receipt of the same from Tilloo, and Tilloo failed to make the initial installment payment due under the Tilloo Note on January 8, 2025. The Company issued a notice of default under the Tilloo Note to Tilloo in mid-January 2025.  On September 18, 2025, Tilloo filed a civil lawsuit against the Company in the District Court of Harris County, Texas, alleging breach of contract, fraudulent inducement, and negligent misrepresentation.  The Company is currently in the process of preparing a response and intends to vigorously defend against these allegations, and make appropriate counterclaims against Tilloo, where available.  In November 2025, the Company issued to Tilloo a notice of acceleration and demand for payment under the Tilloo Note and also filed a counterclaim against Tilloo for breach of contract seeking full recovery under the Tilloo Note. In February 2026, the Company filed a motion for summary judgement with respect to Tilloo’s claims and the Company’s counterclaims asserted against Tilloo for breach of contract, which motion is currently pending before the Court. The Company does not anticipate that the Company will incur any material losses related thereto.

Phoenix Litigation

Upon the consummation of the Mergers, effective October 31, 2025, a wholly-owned subsidiary of NPOG, Navigation Powder River, LLC (“NPRLLC”), became an indirect wholly-owned subsidiary of the Company.  On July 31, 2025, NPRLLC and Phoenix Energy One, LLC (“Phoenix”) entered into that certain Purchase and Sale Agreement (the “Phoenix PSA”) whereby NPRLLC agreed to sell to Phoenix certain oil and gas properties located in Campbell and Converse Counties, Wyoming. On September 10, 2025, NPRLLC filed a Petition against Phoenix in the Eleventh Business District Business Court of Texas (Navigation Powder River, LLC v. Phoenix Energy One, LLC, Eleventh Business District, Texas Business Court, Houston, TX) alleging a breach of contract by Phoenix Energy for its failure to consummate the transactions contemplated by the Phoenix PSA.  The Company intends to vigorously pursue its claims in an effort to secure a favorable ruling from the court.  If the matter is ultimately not resolved in the Company’s favor, the Company estimates that its potential loss will be the approximately $7.7 million purchase price consideration due from Phoenix under the Phoenix PSA, provided that NPRLLC would retain the oil and gas properties in full.

NOTE 14 – SHAREHOLDERS’ EQUITY

All share and per-share amounts presented below have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on March 13, 2026.

Series A Convertible Preferred Stock

As part of the Mergers, the Company issued newly designated Series A Convertible Preferred Stock of the Company in two separate transactions. First, in connection with the Mergers, 10,650,000 shares of Series A Convertible Preferred Stock were issued to Century Oil and Gas Holdings, LLC and North Peak in exchange for their interests in the Acquired Companies (the “Merger Shares”). These Merger Shares are fully paid and nonassessable and are designed to automatically convert into common stock at a 0.5-to-1 ratio yielding 5,325,000 shares upon full conversion (see Note 6 – Merger Acquisition above for the purchase price consideration allocated to the aforementioned Series A Convertible Preferred Stock issuance).

In addition, concurrently with the Mergers, certain investors (the “PIPE Investors”) purchased 6,363,637 shares of the same Series A Convertible Preferred Stock at $5.50 per share ($11.00 per share on a post-reverse stock split basis) under subscription agreements (“PIPE Preferred Shares”). Like the Merger Shares, these PIPE Preferred Shares are convertible into common stock at a 0.5-to-1 ratio, yielding 3,181,818 shares upon full conversion. The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of PEDEVCO is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity partially owned and controlled by J. Douglas Schick, the Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a member of the Board, is trustee and beneficiary ($550,000); (e) Jody D. Crook, the Chief Commercial Officer of the Company ($25,003); (f) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (g) Reagan T. Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of PEDEVCO at the closing of the Mergers ($52,503) and (h) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of the Company at the closing of the Mergers ($52,503). The PIPE Preferred Share investment (the “PIPE Financing”) closed concurrently with the Mergers and the $35.0 million of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.  As of December 31, 2025, the Company had 17,013,637 total shares of Series A Convertible Preferred Stock outstanding. During the year ended December 31, 2024, there was no Company preferred stock issued or outstanding.

In both preferred stock issuances noted above, the preferred stock functioned as a temporary equity instrument that subsequently and automatically converted into 8,506,818 shares of common stock on February 27, 2026 (see Note 19 – Subsequent Events below).

Common Stock

During the year ended December 31, 2025, the Company granted an aggregate of 297,978 restricted stock awards to various employees and board members of the Company (see Note 15 below), after giving effect to the 1-for-20 reverse stock split.

During June 2025, the Company sold an aggregate of 24,498 shares of common stock in five separate transactions under its ongoing “at-the-market” offering program (the “ATM Offering”), at sales prices ranging from $14.32 to $16.02 per share. These sales generated net proceeds of approximately $354,000, after deducting $11,000 in commission fees. The Company also incurred approximately $214,000 in initial and subsequent legal and audit-related fees and expenses in connection with the registration and placement of the ATM Offering.

The ATM Offering was made pursuant to the terms of that certain December 20, 2024 Sales Agreement (the “Sales Agreement”) entered into with Roth Capital Partners, LLC (the “Lead Agent”) and A.G.P./Alliance Global Partners (“AGP,” and collectively with the Lead Agent, the “Agents”), pursuant to which the Company may sell securities from time to time in an “at-the-market” offering. The Company will pay the Lead Agent a commission of 3.0% of the gross sales price of any shares sold under the Sales Agreement. The Company also agreed to reimburse the Agents for their reasonable and documented out-of-pocket expenses in an amount not to exceed $75,000 in connection with entering into the Sales Agreement and for their reasonable and documented out-of-pocket expenses related to quarterly maintenance of the Sales Agreement in an amount not to exceed $5,000 per quarter.

As previously disclosed, 17,013,637 shares of Series A preferred stock automatically converted into 8,506,818 shares of the Company’s common stock on February 27, 2026 (see Note 19—Subsequent Events).

During the year ended December 31, 2024, the Company granted an aggregate of 297,978 restricted stock awards to various employees and board members of the Company (see Note 15 below).

NOTE 15 – SHARE-BASED COMPENSATION

All share and per-share amounts presented below have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on March 13, 2026.

2021 Incentive Plan

On September 1, 2021, the shareholders of the Company approved the 2021 Equity Incentive Plan (the “2021 Plan”), which was previously approved by the Board of Directors on July 11, 2021 and authorizes the issuance of various forms of stock-based awards, including incentive or non-qualified options, restricted stock awards, performance shares and other securities as described in greater detail in the 2021 Incentive Plan, to the Company’s employees, officers, directors and consultants.  The 2021 Incentive Plan was amended on August 29, 2024 to increase the number of shares reserved for issuance under the 2021 Incentive Plan by 250,000 to 650,000 shares of common stock. Additionally, on October 29, 2025, the Board adopted, subject to shareholder approval, and on October 31, 2025, pursuant to a written consent to action without a meeting, the Company’s majority shareholders approved, an amendment to the 2021 Plan to increase by 250,000 shares, from 650,000 shares to 900,000 shares, the number of shares available under the 2021 Plan, which amendment became effective on February 27, 2026.

As of March 27, 2026, 551,982 shares have been issued as restricted stock, and 88,200 shares are subject to issuance upon exercise of issued and outstanding options, with 259,818 shares remaining available for issuance under the 2021 Incentive Plan as of March 27, 2026.

Restricted Stock Awards

Effective upon the closing of the merger on October 31, 2025, the Company granted an aggregate of 150,000 shares of restricted common stock to certain executive officers and employees. The grants consisted of: (i) 100,000 shares to J. Douglas Schick, President and Chief Executive Officer and a member of the Board; (ii) 25,000 shares to Clark R. Moore, Executive Vice President, General Counsel and Secretary; (iii) 15,000 shares to Jody Crook, Chief Commercial Officer; and (iv) an aggregate of 10,000 shares to two other employees. These shares have a total fair value of $1,276,000 based on the market price on the grant date.

50,000 of the 100,000 shares granted to Mr. Schick, and all shares granted to Mr. Moore, Mr. Crook, and the two other employees, vest in three equal annual installments on the first, second, and third anniversaries of the grant date, subject to continued service with the Company on each applicable vesting date and the terms and conditions of the applicable restricted stock grant agreements. The additional 50,000 shares granted to Mr. Schick are performance-based and are described below under the Performance-Based Restricted Stock Award section.

On January 23, 2025, restricted stock awards were granted to officers and employees for an aggregate of 92,206 shares under the Company’s 2021 Plan. These shares vest as follows: 33.3% on the 10-month anniversary of the vesting commencement date, 33.3% on the 22-month anniversary of the vesting commencement date, and 33.4% on the 34-month anniversary of the vesting commencement date, contingent upon continued service. These shares have a total fair value of $1,568,000 based on the market price on the grant date.

On July 7, 2025, the Company appointed John K. Howie to the Board of Directors and granted him 7,500 shares of restricted common stock under the Company’s 2021 Equity Incentive Plan, as amended. These shares vest on July 7, 2026, contingent upon continued service. These shares have a total fair value of $92,000 based on the market price on the grant date.

On August 28, 2025, the Company granted an aggregate of 27,000 shares of restricted common stock to three members of its board of directors under the Company’s 2021 Equity Incentive Plan, as amended. The shares vested in full upon the directors’ resignation from the board on October 31, 2025. The shares had a total grant-date fair value of $313,000, based on the Company’s market price on the date of grant.

On November 13, 2025, the Company appointed Josh Schmidt to the Board of Directors and granted him 9,818 shares of restricted common stock under the Company’s 2021 Equity Incentive Plan, as amended. The grants vest in four quarterly installments at the end of each fiscal quarter. Mr. Schmidt disclaims any interest in the restricted stock awards, as pursuant to applicable policies of Juniper, the shares subject to such awards are payable to Juniper following vesting. These shares have a total fair value of $120,000 based on the market price on the grant date.

Additionally, on November 13, 2025, newly appointed board members, Martyn Willsher and Kristel Franklin, were each issued 5,727 shares of restricted common stock in consideration for services rendered as members of the Board. The shares vest 25% on each of the three-, six-, nine-, and twelve-month anniversaries of October 31, 2025, subject to continued service and the terms of the applicable Restricted Shares Grant Agreements.

On January 26, 2024, restricted stock awards were granted to officers and employees for an aggregate of 105,250 shares under the Company’s 2021 Plan. These shares vest 33.3% each subsequent year from the date of grant, contingent upon continued service. These shares have a total fair value of $1,426,000 based on the market price on the grant date.

On August 29, 2024, an aggregate of 10,500 shares were granted to two board members under the Company’s 2021 Plan. The grants consisted of 6,250 shares vesting on July 12, 2025 and 4,250 shares vesting on September 27, 2025, contingent upon continued service. These shares have a total fair value of $184,000 based on the market price on the grant date.

On May 24, 2024, 3,500 shares of restricted common stock were forfeited due to an employee termination. As a result, these shares were canceled and again became eligible for future awards under the Company’s 2021 Plan.

Performance-Based Restricted Stock Award

Performance-based restricted stock awards with stock price-based conditions are valued using a Monte Carlo simulation model that estimates the probability and timing of achieving the specified stock price hurdle over the contractual performance period. Stock-based compensation expense is recognized on a straight-line basis over the respective derived service periods of the award tranches, provided the award holder remains an employee of the Company. Previously recognized compensation expense is reversed only if the requisite service period is not rendered by the holder, resulting in forfeiture of the award.

As noted above, the Company granted an additional 50,000 restricted shares of its common stock to Mr. Schick, which are subject to performance-based vesting conditions tied to the market price of the Company’s common stock. The 50,000 restricted shares vest upon achievement of a market condition whereby the 30-day average closing price of the Company’s common stock equals or exceeds $18.00 per share within four years following the closing of the Mergers (the “Closing” and the “Price Trigger”). The earliest possible vesting date is 30 days following the first anniversary of the Closing, provided the Price Trigger has been satisfied. These shares have a total fair value of $491,000 based on the criteria noted above.

Vesting upon achievement of the Price Trigger is subject to the following schedule:

(a)

If the Price Trigger is achieved between one year and 30 days and the second anniversary of the Closing, one-third of the shares shall vest immediately upon satisfaction of the Price Trigger, with the remaining two-thirds vesting in equal installments on the second and third anniversaries of the grant date.

(b)

If the Price Trigger is achieved between the second and third anniversaries of the Closing, two-thirds of the shares shall vest immediately upon satisfaction of the Price Trigger, and the remaining one-third shall vest on the third anniversary of the Closing.

(c)

If the Price Trigger is achieved after the third anniversary of the Closing and prior to the fourth anniversary of the Closing, all shares subject to the Price Trigger shall vest immediately upon achievement.

If the Price Trigger is not achieved on or before the fourth anniversary of the Closing, all 50,000 restricted shares subject to the Price Trigger shall be forfeited.

All of the awarded shares above are subject to trading restrictions, and forfeiture, subject to the vesting terms described above. When such securities are vested in accordance with their terms, the trading restrictions are lifted.

The Company grants restricted stock awards to employees. The following table summarizes activity for nonvested restricted stock awards for the year ended December 31, 2025:

Nonvested Awards	Number of Awards	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2025	173,916	16.78
Granted	297,978	13.56
Vested	(179,651)	16.60
Forfeited	(16,464)	15.80
Nonvested at December 31, 2025	292,243	13.61

Stock-based compensation expense recorded related to restricted stock, including performance based, during the years ended December 31, 2025 and 2024 was $2,542,000 and $1,581,000, respectively. The remaining amount of unamortized stock-based compensation expense related to restricted stock at December 31, 2025 and 2024 was $2,412,000 and $807,000, respectively.

Options

On January 23, 2025, the Company granted options to purchase an aggregate of 23,200 shares of common stock to various employees at an exercise price of $17.00 per share under the Company’s 2021 Plan. The options have a term of five years and fully vest in November 2027, with 33.3% vesting on the 10-month anniversary of the vesting commencement date, 33.3% vesting on the 22-month anniversary of the vesting commencement date, and 33.4% vesting on the 34-month anniversary of the vesting commencement date, contingent upon the recipient’s continued service with the Company. The aggregate fair value of the options on the date of grant, as determined using the Black-Scholes option-pricing model, was $195,000. Variables used in the Black-Scholes model included: (1) a discount rate of 4.45% based on the applicable U.S. Treasury rate, (2) an expected term of 3.5 years, (3) expected volatility of 64.5% based on the Company’s trading history, and (4) zero expected dividends.

On January 26, 2024, the Company granted options to purchase an aggregate of 23,000 shares of common stock to various employees at an exercise price of $13.55 per share under the Company’s 2021 Plan. The options have a term of five years and fully vest in January 2027, with 33.3% vesting each year from the date of grant, contingent upon continued service. The aggregate fair value of the options on the date of grant, as determined using the Black-Scholes model, was $216,000. Variables used in the model included: (1) a discount rate of 4.04% based on the applicable U.S. Treasury rate, (2) an expected term of 3.5 years, (3) expected volatility of 104% based on the Company’s trading history, and (4) zero expected dividends.

During the year ended December 31, 2025, 10,783 options expired unexercised.

During the year ended December 31, 2024, 12,833 options were forfeited due to an employee termination. As a result, these options again became eligible for future awards under the Company’s Amended and Restated 2012 and 2021 Plans.

During the year ended December 31, 2025 and 2024, the Company recognized stock option-based compensation expense related to options of $221,000 and $278,000, respectively.

The remaining amount of unamortized stock options expense at December 31, 2025 and 2024 was $100,000 and $194,000, respectively.

There was no intrinsic value of outstanding and exercisable options at December 31, 2025 and 2024, respectively.

Option activity during the years ended December 31, 2025 and 2024 was:

	2025			2024
	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)	Number of Stock Options	Weighted Average Grant Price	Weighted Average Remaining Contract Term (Years)
Outstanding at Beginning of Period	91,783	$26.94	2.4	81,617	$25.53	2.8
Granted	23,200	17.00		23,000	13.55
Expired/Canceled	(10,783)	33.60		(12,834)	26.02
Outstanding at End of Period	104,200	$20.09	2.3	91,783	$22.46	2.4
Exercisable at End of Period	65,567	$22.15	1.7	46,783	$26.94	1.4

NOTE 16 – EARNINGS PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net (loss) income per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net income by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income (loss) per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

All share and per-share amounts have been retroactively adjusted to reflect the reverse stock split described in Note 1 above.

The calculation of (loss) earnings per share for the years ended December 31, 2025 and December 31, 2024 were as follows (amounts in thousands, except share and per share data):

	2025	2024
Numerator:
Net (loss) income	$(10,362)	$12,293

Denominator:
Weighted average common shares – basic	4,615,058	4,461,732

Dilutive effect of common stock equivalents:
Options	-	-

Denominator:
Weighted average common shares – diluted	4,615,058	4,461,732

(Loss) Earnings per share – basic	$(2.25)	$2.76
(Loss) Earnings per share – diluted	$(2.25)	$2.76

For the years ended December 31, 2025 and 2024, potentially dilutive securities consisting of options to purchase 104,200 and 91,783 shares of common stock, respectively, and convertible preferred stock equivalent to 8,506,818 and zero shares of common stock, respectively, were excluded from the computation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

NOTE 17 – INCOME TAXES

The components of the income tax expense (benefit) for each of the periods presented below are as follows:

	December 31, 2025	December 31, 2024
Current:
Federal	-	-
State	-	-
Total Current Expense / (Benefit)	-	-

Deferred:
Federal	8,011	(7,335)
State	44	80
Total Deferred Tax Expense / (Benefit)	8,055	(7,255)

Income Tax Expense (Benefit)	8,055	(7,255)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows, in accordance with the updated requirements of ASU 2023-09 for the years ended December 31, 2025 and December 31, 2024:

	2025		2024
U.S. Federal Statutory Rate	(485)	21.0%	1,058	21.0%
State Taxes, net	44	(1.9)%	3,233	64.2%
Changes in Valuation Allowance	8,459	(366.6)%	(26,381)	(523.7)%
Nondeductible Items:
Officer Life Insurance	42	(1.8)%	46	0.9%
Stock Compensation	(9)	0.4%	38	0.8%
Other	2	(0.1)%	2	0.0%
Other Adjustments:
Deferred Tax Adjustments	2	(0.1)%	14,750	292.8%
Tax Expense / (Benefit)	8,055	(349.1)%	(7,255)	(144.0)%

In 2025, the Company recorded a $8.1 million tax expense primarily due to the valuation allowance recorded against deferred taxes in 2025.

Deferred income taxes are provided to reflect temporary differences in the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax-effected temporary differences and net operating loss (“NOL”) carryforwards that comprise our deferred income taxes are as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Net Operating Losses	15,545	13,974
Asset Retirement Obligation	2,162	1,566
Stock Compensation	675	556
Right of Use Liability	53	56
Other	1	1
Deferred Tax Assets	18,436	16,153
Valuation Allowance	(8,459)	-
Deferred Tax Assets after Valuation Allowance	9,977	16,153

Deferred Tax Liabilities:
Oil & Gas Properties	(8,103)	(8,843)
Derivatives	(2,622)	-
Right of Use Asset	(52)	(55)
Deferred Tax Liabilities	(10,777)	(8,898)

Net DTA / (DTL)	(800)	7,255

As of December 31, 2025 and 2024, we had net deferred tax liabilities of $0.8 million and net deferred tax assets of $7.3 million, respectively, upon which we had a valuation allowance of $8.5 million and $0 million, respectively. The net change in the valuation allowance of $8.5 million is due to the recording of the valuation allowance on deferred tax assets that are not more-likely-than-not to be realized. The change in the conclusion regarding the valuation allowance at December 31, 2025, compared to December 31, 2024, primarily relates to the operational impact of the companies acquired in the fourth quarter of 2025. The Company concluded that, due to the lack of operating history, projections of future taxable income are not available to support the valuation allowance assessment as of December 31, 2025, whereas such projections were available as of December 31, 2024.

As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $69.2 million, which if not utilized, approximately $16.0 million will begin expiring in 2025 and ending 2037, respectively.  The remaining net operating losses can be carried forward indefinitely and are subject to an 80% taxable income limitation.

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

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable based on the Company's ability to generate income in future periods. Accordingly, management has recorded a valuation allowance of $8.5 million against its net deferred tax assets on December 31, 2025.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, and 2024, the Company did not have any significant uncertain tax positions or unrecognized tax benefits. The Company did not have associated accrued interest or penalties, nor was any interest expense or penalties recognized for the years ended December 31, 2025, and 2024.

              With the adoption of ASU 2023-09, Income Taxes, a disclosure of income taxes paid, net of refunds received, to an individual taxing jurisdiction is now required if the net payments exceed a certain threshold.  The Company did not have any income tax payments or refunds for both periods ending December 31, 2025 and December 31, 2024.

The Company currently has tax returns open for examination by the Internal Revenue Service for all years, since 2019.

NOTE 18 — SEGMENT INFORMATION

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

NOTE 19 – SUBSEQUENT EVENTS

On January 27, 2026, after recommendation by the Compensation Committee of the Company’s Board of Directors, the Board of Directors of the Company, in connection with the Company’s annual compensation review, approved calendar year 2025 cash bonuses (paid in February 2026) for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, in the amount of $43,000, (ii) Mr. J. Douglas Schick, the President, CEO and Director of the Company, in the amount of $170,000, (iii) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company, in the amount of $131,000 and (iv) Mr. Jody Crook, the Chief Commercial Officer of the Company, in the amount of $125,000, (v) Reagan Tuck (R.T.), Chief Operating Officer of the Company, in the amount of $135,000, and (vi) Robert “Bobby” Long, Chief Financial Officer of the Company, in the amount of $126,000.

On January 6, 2026 and February 5, 2026, the Company borrowed an additional $6.0 million and $5.0 million, respectively, under its Credit Facility. The proceeds are expected to be used to fund the Company’s participation in certain non-operated well operations and to satisfy other Company obligations.

On February 27, 2026, in connection with his appointment to the Board, Edward Geiser was granted 9,874 shares of restricted common stock under the 2021 Plan. The shares vest in four equal 25% installments on the three-, six-, nine-, and twelve-month anniversaries of the grant date, subject to his continued service and the terms of a restricted shares grant agreement. These shares have a total fair value of $123,200 based on the market price on the grant date.

On February 27, 2026, 17,013,637 shares of Series A preferred stock automatically converted into 8,506,818 shares of the Company’s common stock on February 27, 2026.

On March 13, 2026, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s Board of Directors and stockholders on February 27, 2026.

As a result of the Reverse Stock Split:

•	every 20 shares of issued and outstanding common stock were automatically combined into one share of common stock;
•	the par value of the Company’s common stock remained unchanged at $0.001 per share; and
•	fractional shares were paid in cash.

All authorized, issued, and outstanding common stock, stock options, and other equity instruments, as well as the related exercise or conversion prices, were proportionately adjusted to reflect the Reverse Stock Split. All share amounts, per-share data, earnings (loss) per share, and weighted-average shares outstanding presented in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.  The Reverse Stock Split did not affect the Company’s total stockholders’ equity or the proportionate voting rights of stockholders, except for adjustments resulting from the treatment of fractional shares.

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

Proved undeveloped reserves or proved undeveloped reserves (“PUDs”). Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PROVED RESERVE SUMMARY

All of the Company’s reserves are located in the United States. The following tables sets forth the changes in the Company’s net proved reserves (including developed and undeveloped reserves) for the years ended December 31, 2025, 2024 and 2023.  Reserves estimates as of December 31, 2025 were estimated by the independent petroleum consulting firm Cawley, Gillespie & Associates, Inc. The reserve report is incorporated herein by reference to Exhibit 99.1 of the Annual Report on Form 10-K which these financial statements are filed with.

	Oil (MBbls)	Gas (MMcf)	NGL (MBbls)	Combined (MBoe)
Proved developed and undeveloped reserves:
December 31, 2023	11,358	19,885	2,374	17,046
Revisions of previous estimates	(2,784)	(2,476)	169	(3,028)
Purchases in place	471	1,728	253	1,012
Extensions, discoveries and other additions	2,241	4,939	732	3,796
Sales in place	(54)	(154)	(19)	(99)
Production	(439)	(506)	(62)	(585)
December 31, 2024	10,793	23,416	3,447	18,142
Revisions of previous estimates	(782)	(4,865)	(826)	(2,419)
Purchases in place	8,953	7,864	1,237	11,501
Extensions, discoveries and other additions	4,747	3,277	608	5,901
Sales in place	(54)	(90)	(11)	(80)
Production	(671)	(818)	(114)	(921)
December 31, 2025	22,986	28,784	4,341	32,124

For the year ended December 31, 2024:

Revisions of previous estimates: Includes (i) revisions of 2,841 Mboe related to an increase in leasehold and minerals and expected performance increase of 586 MBoe in the D-J Basin Asset based on offset well results, and a decrease of 3,427 MBoe related to removal of PUD locations in D-J Basin (1,970 Mboe) and Chaveroo Field of our Permian Basin Asset (1,457 MBoe) that were moved outside of the five-year development plan, (ii) downward revision of 148 MBoe due to reduced well performance compared to previous estimates, and (iii) downward revision of 39 MBoe due to change in price from December 31, 2023 to December 31, 2024 (YE2024).

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

For the year ended December 31, 2025:

Revisions of previous estimates: Includes (i) revisions related to expected performance increase of 102 MBoe in the D-J Basin Asset, and an expected performance decrease of 191 MBoe in Chaveroo asset, and (ii) decrease of 1,984 MBoe related to decrease in leasehold and minerals and removal of PUD locations in D-J Basin, (iii) downward revision of 143 MBoe due to change in price from December 31, 2024 to December 31, 2025, and (iv) downward revision of 202 Mboe due to reduced well performance compared to previous estimates.

Purchases in place: Includes 11,501 MBoe of purchases related to the acquisition of Juniper’s assets in DJ and Powder River Basin.

Extensions, discoveries and other additions: Includes additions of 5,791 MBoe related to the development of acquired properties in the D-J Basin as well as 110 MBoe related to the additional wells developed in the D-J Basin production from acquired properties.

Sales in Place: Includes 80 MBoe of sale of interests in certain operated wellbores in DJ-Basin.

Production: Includes 921 MBoe of production from our NM and DJ-Basin assets as well as production from acquired properties.

RESERVES

During the year ended December 31, 2025, the Company’s reserves increased by 14.0 MMBoe of proved reserves. Included in the increase, the Company had a 1.4 MMBoe increase in proved undeveloped reserves (noted below) resulting primarily from the addition of volumes in the D-J Basin following the acquisition of properties in the D-J Basin. The Company also had an increase of 12.1 MMBoe in proved developed producing reserves related to acquisition of properties in the D-J and Powder River Basin.

The following table sets forth the Company’s proved developed and undeveloped reserves at December 31, 2025, 2024 and 2023, respectively:

Proved Developed Producing Reserves	2025	2024	2023
Crude Oil (MBbls)	11,872	2,443	1,869
Natural Gas (Mmcf)	12,675	4,292	2,998
NGL (MBbls)	1,895	630	255
Oil Equivalents (MBoe)	15,880	3,788	2,624

Proved Developed Non-Producing Reserves
Crude Oil (MBbls)	372	13	702
Natural Gas (Mmcf)	395	44	1,229
NGL (MBbls)	65	7	144
Oil Equivalents (MBoe)	503	27	1,051

Proved Undeveloped Reserves
Crude Oil (MBbls)	10,742	8,337	8,787
Natural Gas (Mmcf)	15,713	19,079	15,659
NGL (MBbls)	2,381	2,809	1,975
Oil Equivalents (MBoe)	15,742	14,327	13,372

Proved Reserves
Crude Oil (MBbls)	22,986	10,793	11,358
Natural Gas (Mmcf)	28,783	23,415	19,886
NGL (MBbls)	4,341	3,446	2,374
Oil Equivalents (MBoe)	32,124	18,142	17,046

Proved Undeveloped Reserves

The following table is a reconciliation of the change in our PUD reserves for the periods indicated below (quantities in net MBoe):

Proved undeveloped reserves, December 31, 2023	13,372
Transfers to proved developed	-
Additions	3,796
Revisions of prior estimates	(2,841)
Proved undeveloped reserves, December 31, 2024	14,327
Transfers to proved developed	(2,303)
Additions	5,791
Revisions of prior estimates	(2,073)
Proved undeveloped reserves, December 31, 2025	15,742

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

For the year ended December 31, 2025, total proved undeveloped reserves (PUDs) increased by 1,415 MBoe to 15,742 MBoe, primarily related to the following:

•	Additions of 5,791 MBoe related to the development of acquired properties in the D-J Basin.

•

Revisions of 2,073 MBoe related to expected performance increase of 102 MBoe in the D-J Basin, decrease of 1,984 MBoe related to a decrease in leasehold and minerals and removal of PUD locations in the D-J Basin, and expected performance decrease of 191 MBoe in Chaveroo of our Permian Basin Asset.

•	Transfer of 2,303 MBoe to proved developed reserves, with conversion of 1,846 MBoe from D-J Basin asset and 457 MBoe from Chaveroo of our Permian Basin Asset.

We expect to spend an aggregate of $190–$225 million developing proved undeveloped reserves through December 31, 2030. All proved undeveloped reserves are scheduled to be developed within five years of initial booking. We expect to fund these development costs with cash from operations and cash on hand, supplemented as needed by proceeds from asset sales, private and public offerings, credit availability and equity infusions.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities. The following table sets forth the capitalized costs relating to the Company’s crude oil and natural gas producing activities at December 31, 2025 and 2024 (in thousands):

	2025	2024
Proved oil and gas properties	$452,950	$229,103
Unproved oil and gas properties	12,850	-
Total oil & gas properties	465,800	229,103
Accumulated depreciation and depletion and impairment	(143,530)	(125,591)
Net Capitalized Costs	$322,270	$103,512

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities. The following table sets forth the costs incurred in the Company’s oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Acquisition of properties
Proved	$192,364	$1,587
Unproved	11,266	-
Exploration costs	-	-
Development costs	33,924	20,522
Total	$237,554	$22,109

Results of Operations for Oil and Natural Gas Producing Activities. The following table sets forth the results of operations for oil and natural gas producing activities for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Crude oil and natural gas revenues	$45,751	$39,553
Production costs	(19,120)	(12,449)
Depreciation and depletion and impairment	(17,939)	(14,911)
Results of operations for producing activities, excluding corporate overhead and interest costs	$8,692	$12,193

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves. The following information has been developed utilizing procedures prescribed by ASC Topic 932 and based on crude oil and natural gas reserves and production volumes estimated by the independent petroleum consultants of the Company. The estimates were based on a 12-month average of first-of-the-month commodity prices for the years ended December 31, 2025 and 2024. The following information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of the Company’s oil and natural gas reserves as of December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Future cash inflows	$1,645,677	$916,105	$972,432
Future production costs	(705,972)	(288,879)	(250,681)
Future development costs	(264,866)	(209,139)	(202,842)
Future income taxes	(210,804)	(100,484)	(121,204)
Future net cash flows	464,035	317,603	397,705
Discount to present value at 10% annual rate	(213,995)	(173,440)	(207,344)
Standardized measure of discounted future net
cash flows relating to proved oil and gas
reserves	$250,040	$144,163	$190,361

Changes in Standardized Measure of Discounted Future Net Cash Flows. The following table sets forth the changes in the standardized measure of discounted future net cash flows for each of the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Standardized measure, beginning of year	$144,163	$190,361	$274,916
Crude oil and natural gas sales, net of production costs	(31,930)	(24,653)	(22,779)
Net changes in prices and production costs	(10,293)	(32,032)	(76,156)
Extensions, discoveries, additions and improved recovery	45,068	-	-
Changes in estimated future development costs	498	(740)	(7,068)
Development costs incurred	-	-	-
Revisions of previous quantity estimates	(18,114)	(40,363)	(15,021)
Accretion of discount	29,304	(1,173)	(11,697)
Net change in income taxes	(72,972)	6,629	58,301
Purchases of reserves in place	164,441	47,162	-
Sales of reserves in place	(125)	(1,028)	(10,151)
Change in timing of estimated future production	-	-	16
Standardized measure, end of year	$250,040	$144,163	$190,361

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025, the end of the period covered by this Annual Report. Based on this evaluation, our CEO and CFO concluded as of December 31, 2025, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control— Integrated Framework (2013).  Management’s assessment and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2025 excludes an assessment of the internal control over financial reporting of the Acquired Companies as it was acquired by the Company in a business combination merger on October 31, 2025. In the prior period, a material weakness in our internal control over financial reporting was identified which related to the review of our inputs to the depreciation, depletion, and amortization calculations, specifically that we did not have effective controls over the proper inclusion of all production for the current year in the reserve base for our calculation of depreciation, depletion, and amortization of our reserves. Through the course of the Company’s preparation of its year-ended December 31, 2025 financial statements, a material weakness in our internal control over financial reporting was extended which also related to the review of our inputs to the depreciation, depletion, and amortization calculations, specifically that we did not have effective controls over the proper segregation of total proved reserves and total proved developed reserves in the depletable base of our leasehold and drilling costs calculation, and we did not accurately include the correct inputs in our depletion calculations related to our acquired properties per the Mergers. We have already developed a plan to implement new controls and procedures designed to address the identified material weakness. The Company believes these new controls and procedures will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company.

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

We have implemented new controls and procedures designed to address the identified material weaknesses in the preparation of the tax provision. In particular, the Company’s Chief Accounting Officer will ensure that appropriate NOL amounts are included in the preparation of the tax provision and a reconciliation of the provision tax basis to the tax return is adequately performed prior to submission to our audit firm. The Company believes that this new control and procedure will remediate the material weaknesses in a future period. However, there is the potential that the Company’s already implemented efforts to remedy the material weakness will be ineffective and/or that additional material weaknesses could occur regardless of the remediation or additional controls implemented by the Company

Based on our assessment, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

On October 31, 2025, we completed the Mergers. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures of the Acquired Companies. Other than incorporating the acquired Company’s controls, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to have a material effect on, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

(b) Rule 10b5-1 Trading Plans.

None of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report, except as described in the table below:

Name and Title	Action	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Expiration Date (2)
J. Douglas Schick	Termination (3)	5/20/2025	Rule 10b5-1 Trading Arrangement	Up to 16,000 shares to be sold	5/19/2027
Chief Executive Officer, President and member of the Board
Clark R. Moore	Termination (3)	5/20/2025	Rule 10b5-1 Trading Arrangement	Up to 15,833 shares to be sold	5/19/2027
Executive Vice President, General Counsel and Secretary
Paul Pinkston	Termination (3)	5/20/2025	Rule 10b5-1 Trading Arrangement	Up to 5,400 shares to be sold	5/19/2027
Chief Accounting Officer
Jody Crook	Termination (3)	5/20/2025	Rule 10b5-1 Trading Arrangement	Up to 4,243 shares to be sold	5/19/2027
Chief Commercial Officer

(1)	Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the Rule).’
(2)

Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.’

(3)	Terminated as of December 22, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about our Executive Officers and Directors

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 27, 2026. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the shareholders or until such director’s resignation or removal.

Name	Age	Position

J. Douglas Schick	50	President and Chief Executive Officer and Director (1)
Reagan Tuck (R.T.)	42	Chief Operating Officer (2)
Robert “Bobby” Long	49	Chief Financial Officer (3)
Paul Pinkston	58	Chief Accounting Officer
Clark R. Moore	53	Executive Vice President, General Counsel and Secretary
Jody D. Crook	49	Chief Commercial Officer (4)
Josh Schmidt	43	Chairman (5)
John K. Howie	67	Director (6)
Martyn Willsher	42	Director (7)
Kristel Franklin	45	Director (7)
Edward Geiser	48	Director (8)

(1)

Appointed as President, Chief Executive Officer and Director effective January 1, 2025; previously solely President through December 31, 2024. Has served as a member of the Board of Directors since January 2025.

(2)	Appointed Chief Operating Officer effective October 31, 2025.
(3)	Appointed Chief Financial Officer effective October 31, 2025.
(4)	Appointed Chief Commercial Officer effective January 1, 2025.
(5)	Has served as a member of the Board of Directors since October 2025 and as Chairman since February 27, 2026.
(6)	Has served as a member of the Board of Directors since July 2025.
(7)	Has served as a member of the Board of Directors since October 2025.
(8)	Appointed as a member of the Board of Directors effective February 27, 2026.

Shareholder Agreement

At the closing of the Mergers, the Company entered into a Shareholder Agreement with Century and North Peak (together, the Juniper Shareholder), and, for certain limited provisions, Dr. Simon G. Kukes, the then Executive Chairman of the Company and The SGK 2018 Revocable Trust (a trust which Dr. Kukes serves as trustee and beneficiary of).  The Shareholder Agreement provides the Juniper Shareholder the right (but not obligation), from the closing date of the Mergers to the Automatic Conversion Date, to designate one nominee to the Board and one board observer.

The Shareholder Agreement also provides that from and after the Automatic Conversion Date (February 27, 2026), the Board will consist of six directors or such other number as approved by the Board in accordance with the organizational documents of the Company and the Shareholder Agreement and be constituted as follows:

(i)

three Directors nominated by the Juniper Shareholder (each, a “Juniper Director” and together, the “Juniper Directors”), which must include at least one independent director (initially, following the Automatic Conversion Date, Edward Geiser, Josh Schmidt and an independent director to be determined, who has been determined to be Martyn Willsher);

(ii)

two Directors, as nominated by the Nominating and Corporate Governance Committee (the “Governance Committee”), which must include at least one independent director (initially, J. Douglas Schick and John K. Howie (who is independent)); and

(iii)

one independent director mutually agreed in writing by the Juniper Shareholder and the Governance Committee (other than the Juniper Directors then-serving on the Governance Committee), which director is Kristel Franklin.

The right of the Juniper Shareholder to nominate Juniper Directors pursuant to the Shareholder Agreement will depend on its, together with its affiliates’, ownership of 3,181,818 shares of Company common stock issued to the Juniper Shareholder and its affiliates on February 27, 2026, on the applicable date of determination, as measured relative to a total of 13,300,815 shares of common stock issued and outstanding on February 27, 2026, as follows: if Juniper Beneficial Ownership is 50% or more, the Juniper Shareholder may nominate three Juniper Directors, including one which must be an independent director; if Juniper Beneficial Ownership is between 30% and 49.9%, the Juniper Shareholder may nominate two Juniper Directors; if Juniper Beneficial Ownership is between 10% and 29.9%, the Juniper Shareholder may nominate one Juniper Director; and if Juniper Beneficial Ownership  is less than 10%, the Juniper Shareholder loses the right to nominate any Juniper Directors.

The nomination of such Juniper Directors is subject to such persons not being prohibited from serving as a member of the Board. In the event any Juniper Director ceases serving as a member of the Board for any reason, the Juniper Shareholder has the right to designate a replacement, and subject to certain customary exceptions, the Board is required to take all reasonable actions within its control to appoint such replacement person as a member of the Board of the Company to fill such vacancy. The Juniper Shareholder also has the right to remove any Juniper Director at any time for any reason.

The Board is prohibited from increasing or decreasing the number of members of the Board without the affirmative vote of a majority of the independent directors then on the Board that are not Juniper Directors, and the written consent of the Juniper Shareholder.

Each Juniper Director nominee must, in the good faith determination of the Board or the Governance Committee, (i) be suitable to serve on the Board in accordance with customary standards of suitability for directors of NYSE-listed companies; (ii) not be prohibited from serving as a director pursuant to any rule or regulation of the SEC or any national securities exchange on which the Company’s common stock is listed or admitted to trading; and (iii) not be subject to any order, decree or judgment of any domestic (including federal, state or local) or foreign court, arbitrator, administrative, regulatory or other governmental department, agency, official, commission, tribunal, authority or instrumentality, non-government authority or self-regulatory body (including any domestic or foreign securities exchange) prohibiting service as a director of any public company.

In addition, for so long as the Juniper Shareholder is entitled to designate at least one Juniper Director, the Shareholder Agreement provides that at least one Juniper Director shall serve as a member of each committee of the Board (other than the audit committee of the Board) and a Juniper Director shall be designated as the chairperson of the Compensation Committee and the Nominating and Governance Committee, subject to certain limited exceptions.

In accordance with the terms of the Shareholder Agreement, effective February 27, 2026, director Josh Schmidt was appointed as Chairman of the Board of the Company, and director Edward Geiser was appointed as Chairman of the Nominating and Corporate Governance Committee of the Board.

Except as set forth in the Shareholder Agreement as described above, there is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current Board of Directors (the “Board”). There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

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

Mr. Schick holds a BBA in Finance from New Mexico State University and an MBA with a specialization in Finance from Tulane University.

Reagan Tuck (R.T.) Dukes, Chief Operating Officer (since October 2025)

Mr. Dukes has nearly 20 years of experience in the oil and gas industry, with extensive experience in oil and gas investing, finance, research, and consulting. Prior to joining the Company in October 2025, from October 2019 to May 2021, Mr. Dukes served as Chief Financial Officer, and from June 2021 to October 2025, as the Chief Executive Officer, of Century Natural Resources, LLC, a privately held Houston, Texas-based oil and gas exploration and production company that previously managed the assets acquired by the Company in October 2025 pursuant to the Mergers. Prior to Century Natural Resources, from June 2014 to September 2019, Mr. Dukes served as a Research Director and Director of North American Supply at the Houston, Texas office of Wood Mckenzie Limited, a global energy research and consulting group, where he supported commodities research and contributed to valuation and due-diligence work that accounted for billions of dollars in transactions. Before joining Wood Mackenzie, from May 2011 to May 2014, Mr. Dukes worked as a Manager at KED Interests, LLC, a Houston, Texas-based mineral investing firm.

Mr. Dukes earned his BS in Accounting and MS in Finance from Texas A&M University. He also serves on the advisory board for the Professional Program in Accounting at Texas A&M University.

Robert “Bobby” Long, Chief Financial Officer (since October 2025)

Mr. Long has nearly 25 years of financial experience in management, corporate finance, and principal investing in the energy industry. Prior to joining the Company in October 2025, from February 2022 to October 2025, Mr. Long served as the Chief Financial Officer of Century Natural Resources, LLC, a privately held Houston, Texas-based oil and gas exploration and production company that previously managed the assets acquired by the Company in October 2025 pursuant to the Mergers.  At Century Natural Resources, Mr. Long managed all accounting, finance and commercial functions of four oil and gas companies operating in the Powder River Basin.  Prior to Century Natural Resources, from August 2018 to January 2022, Mr. Long was the Chief Financial Officer of Navigation Petroleum, LLC, a Houston, Texas-based oil and gas exploration and production company that managed assets in the Powder River Basin.  From February 2018 to August 2018, Mr. Long served as an Executive Director of CIBC Capital Markets in Houston, Texas; from September 2008 to January 2018, he served as a Partner in Rivington Holdings, LLC, a Houston, Texas-based capital advisory firm specializing in the oil and gas industry; and from July 2000 to September 2008, he served as an Associate, and then Vice President, of BNP Paribas, Global Energy Group, in its Houston, Texas office.  Mr. Long began his professional career as an Analyst at JP Morgan Chase & Co., Energy Finance, in Houston, Texas, from July 1999 to July 2000.

Mr. Long holds a Bachelor of Business Administration in Finance from the University of Texas at Austin.

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

John Howie, Director (Director since July 2025)

Mr. Howie has over 40 years of experience in oil and gas engineering, management, and finance.  Since August 2024, Mr. Howie has served as Chief Executive Officer of Red Wolfpack Holdings, a privately-held Houston, Texas-based firm he founded that pursues natural gas development opportunities.  Prior to forming Red Wolfpack Holdings, from May 2017 until July 2024 Mr. Howie was President of Tellurian Production Company, a wholly owned subsidiary of Tellurian Inc. (formerly NYSE AMEX:  TELL), a Houston, Texas-based natural gas company that was acquired by Woodside Energy Group Ltd. in October 2024.  Prior to May 2017, Mr. Howie founded and managed Impact Natural Resources, a Houston, Texas-based E&P company with assets in the Texas Gulf Coast and West Texas (from January 2016-2017), Parallel Resource Partners, an energy-focused investment firm headquartered in Houston, Texas which he co-founded and served as a Principal and Managing Director (from February 2010 to December 2023), Goldman, Sachs and Company, where he served as the Head of E&P Capital (from July 2003 to June 2009), EnCap Investments, L.L.C., a Houston, Texas-based private equity firm where he served as Vice President (from July 1999 to July 2003), and at various other E&P companies, including Range Resources Corporation, Apache Corporation, and Amoco Corporation (from 1982 to 1999).

Mr. Howie holds a Bachelor of Science in Chemical Engineering, from New Mexico State University, and is a Registered Professional Engineer in Texas.

Josh Schmidt, Chairman/Juniper Director (Director since October 2025)

Mr. Schmidt has been a Partner of Juniper since 2020 and serves as a member of the firm’s investment committee. Mr. Schmidt also serves on the board of directors of several of Juniper’s portfolio companies. Mr. Schmidt has been Chief Operating Officer of Juniper since July 2024. From January 2021 to June 2023, Mr. Schmidt served on the board of directors of Ranger Oil Corporation, a formerly publicly-traded oil and gas company, where he was also chair of the compensation committee. Prior to joining Juniper, Mr. Schmidt served as a portfolio manager and fundamental analyst for Whiteside Energy (“Whiteside”), a Houston-based hedge fund, where he was responsible for, among other things, managing investments in the natural gas and electricity markets across all regions of the United States. Prior to Whiteside, Mr. Schmidt worked at Citigroup Energy in Houston as a natural gas and electricity trader.

Mr. Schmidt received a B.S. in Finance from the University of Notre Dame.

Martyn Willsher, Juniper Director (Director since October 2025)

Martyn Willsher has served as the Senior Vice President and Chief Development Officer of DCOR LLC since January 2026, where he leads A&D initiatives supporting DCOR’s expansion into new operating areas and is responsible for all company financing and surety-related activities. Previously, Mr. Willsher served as Chief Executive Officer of Unified Petroleum from October 2025 to January 2026, and as Chief Executive Officer of Amplify Energy Corp. (NYSE: AMPY) from January 2021 until July 2025, after having served as interim Chief Executive Officer since April 2020. Mr. Willsher continues to serve as a special advisor to Amplify Energy through December 2025. Mr. Willsher also previously served as Senior Vice President and Chief Financial Officer of Amplify Energy from April 2018 to January 2021. From May 2017 to April 2018, Mr. Willsher served as Amplify Energy’s Vice President and Treasurer. He also served as Treasurer of Memorial Production Partners GP, LLC, Amplify Energy’s predecessor, from July 2014 to May 2017, and as Director of Strategic Planning for Memorial Resource Development LLC, an affiliate of the predecessor of Amplify Energy, from March 2012 to June 2014. Prior to that, he served as Manager, Financial Analysis of AGL Resources from September 2009 to March 2012, and as Associate - Upstream Oil & Gas A&D of Constellation Energy from August 2006 to March 2008 and as a Director from March 2008 to March 2009. Prior to that, he served in various business development and financial analysis roles at JM Huber Corp., FTI Consulting and PricewaterhouseCoopers LLP.

Mr. Willsher received his Master of Business Administration from the University of Texas at Austin and his Bachelor of Business Administration in Finance from Texas A&M University.

Kristel Franklin, Director (Director since October 2025)

Kristel Franklin brings deep expertise spanning integrated upstream and midstream operations with over 20 years’ experience in the oil and gas industry. Over the past two decades, she has developed a diverse portfolio of experience across domestic onshore projects and operations. Since January 2023, Ms. Franklin has served as Chief Operating Officer of PureWest Energy (“PureWest”), a Denver, Colorado-based natural gas producer in the State of Wyoming.  Prior to PureWest, from June 2018 to December 2022, Ms. Franklin led Moontower Resources, LLC (“Moontower”), an Austin, Texas-based Permian Basin-focused exploration and production company, to a successful exit for Oaktree Capital.  Prior to Moontower, Ms. Franklin held various roles of increasing responsibility at Austin, Texas-based oil and gas acquisition and exploitation company Three-Rivers Operating Company III (March 2016 to May 2018), as Senior Vice President at Austin, Texas-based independent oil and gas producer Jones Energy (April 2007 to February 2016), and with Houston, Texas-based Exxon Mobil Corporation as a Senior Drilling Engineer (July 2003 to April 2007). Ms. Franklin also currently serves on the Board of a private midstream oil and gas company.

Ms. Franklin received a Bachelor of Science Degree in Mechanical Engineering and an MBA from the University of Texas in Austin, Texas.

Edward Geiser, Juniper Director (Director since February 2026)

Edward Geiser is the Executive Managing Partner of Juniper, a position he has held since 2015, and the head of the Investment Committee for the firm and its funds. Mr. Geiser currently serves on the board of directors of Atmos Energy Corporation (Nasdaq:ATO), a publicly-traded, regulated natural gas distribution company, a position he has held since September 2024. Mr. Geiser also serves on the board of directors, and/or as a manager of, numerous of Juniper’s portfolio companies, none of which have a class of securities registered pursuant to Section 12 of the Exchange Act or are subject to the requirements of Section 15(d) of the Exchange Act. From January 2021 to June 2023, Mr. Geiser served as Chairman of the board of directors of Ranger Oil Corporation, a formerly publicly-traded oil and gas company. Prior to the formation of Juniper in January 2014, Mr. Geiser was a Managing Director at Och-Ziff Capital Management Group (“Och-Ziff”) where he focused on Och-Ziff’s private investing activity in the energy industry in North America for over five years from 2008 to 2013. Prior to Och-Ziff, Mr. Geiser worked at each of the Merrill Lynch and Morgan Stanley Investment Banking Groups in Houston, Texas, where he provided strategic advisory and capital markets services to companies involved in the energy industry, with a particular emphasis on buy-side and sell-side advisory services to companies in the E&P sector. Mr. Geiser was also involved with the formation and investment activities of Juniper I. During his time at Juniper I, Mr. Geiser helped to source, structure and manage the firm’s investments

Mr. Geiser received a B.S. in Finance from Louisiana State University in Baton Rouge, Louisiana.

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

Arrangements between Officers and Directors

Except as set forth under the Shareholder Agreement as described above, there is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Other Directorships

Except for Mr. Geiser, who currently serves on the board of directors of Atmos Energy Corporation (Nasdaq:ATO), a publicly-traded, regulated natural gas distribution company, no directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

Board Leadership Structure

Our Board of Directors has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of our business and what is in the best interests of our shareholders. Our current leadership structure is comprised of a separate Chairman of the Board of Directors, and Chief Executive Officer (“CEO”). Mr. Josh Schmidt serves as Chairman and Mr. J. Douglas Schick serves as CEO. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board of Directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s President and CEO, Mr. Schick) and the members of our Board of Directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Executive Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters.

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

Director Independence

Our Board of Directors has determined that Mr. Howie, Mr. Willsher, and Ms. Franklin are independent directors as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act. Accordingly, 50% of the members of our Board of Directors are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

As discussed above under “Shareholder Agreement”, for so long as the Juniper Shareholder is entitled to designate at least one Juniper Director, the Shareholder Agreement provides that at least one Juniper Director shall serve as a member of each committee of the Board (other than the audit committee of the Board) and a Juniper Director shall be designated as the chairperson of the Compensation Committee and the Nominating and Governance Committee, subject to certain limited exceptions. In connection therewith, Josh Schmidt has been appointed as Chairman of the Compensation Committee and Edward Geiser has been appointed as Chairman of the Nominating and Corporate Governance Committee.

Pursuant to Sections 804(b) and 805(b) of the NYSE American Company Guide, respectively, (1) if the nominating committee is comprised of at least three members, one director who is not independent as defined in the NYSE American rules, and is not a current officer or employee or an immediate family member of such person, may be appointed to the nominating committee, if the Board, under exceptional and limited circumstances, determines that membership on the committee by the individual is required by the best interests of the Company and its shareholders; and (2) if the compensation committee of a Smaller Reporting Company (like the Company) is comprised of at least three members, one director who is not independent as defined in Section 803A of the NYSE American rules, and is not a current officer or employee or an immediate family member of such person, may be appointed to the compensation committee, if the Board, under exceptional and limited circumstances, determines that membership on the committee by the individual is required by the best interests of the company and its shareholders. A director appointed to the nominating committee and compensation committee pursuant to these exceptions may not serve for in excess of two years.

Mr. Schmidt has been a Partner of Juniper since 2020 and serves as a member of the firm’s investment committee. Mr. Schmidt also serves on the board of directors of several of Juniper’s portfolio companies. Mr. Schmidt has been Chief Operating Officer of Juniper since July 2024.

Edward Geiser is the Executive Managing Partner of Juniper, a position he has held since 2015, and the head of the Investment Committee for the firm and its funds.

Mr. Geiser, through Juniper, beneficially owns 52% of our outstanding common stock and maintains certain Board appointment rights as set forth above under “Shareholder Agreement”.

Notwithstanding the above, the Board has determined that the appointment of Mr. Schmidt to the Compensation Committee and the appointment of Mr. Geiser to the Nominating and Corporate Governance Committee is in the best interests of the Company and its stockholders because each of Mr. Schmidt and Mr. Geiser possesses extensive knowledge of the Company’s business, operations, and industry, and their respective experience and expertise will meaningfully contribute to the work of the applicable committees. The Board believes that their participation on these committees will enhance the committees' ability to carry out their respective mandates in a manner that serves the long-term interests of the Company and its stockholders.

Furthermore, the Board has determined that other than Mr. Schmidt and Mr. Geiser, as discussed above, each of the other members of our Compensation Committee and Nominating and Corporate Governance Committee, and all of the members of the Audit Committee, are independent within the meaning of NYSE American director independence standards applicable to members of such committees, as currently in effect.

Committees of our Board of Directors

We currently maintain a Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee.

The committees of the Board of Directors consist of the following members as of the date of this filing:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Josh Schmidt (1)		C
J. Douglas Schick
Edward Geiser			C
John K. Howie	M	M	M	X
Martyn Willsher	C		M	X
Kristel Franklin	M	M		X

C - Chairman of Committee.

M – Member.

(1) – Chairman of the Board of Directors.

Each of these committees has the duties described below and operates under a charter that has been approved by our Board of Directors.

Audit Committee

The audit committee selects, on behalf of our Board of Directors, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, and recommends to the Board of Directors whether the audited financial statements should be included in our annual reports to be filed with the SEC. Mr. Willsher serves as Chair of the Audit Committee and our Board of Directors has determined that Mr. Willsher is an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

The Audit Committee also has various other responsibilities including: pre-approval of all audit and permitted non-audit and tax services that may be provided by the Company’s independent registered public accounting firm or by other accounting firms engaged by the Company; reviewing the Company’s annual audited financial statements and quarterly financial statements, including the notes to such financial statements, the draft annual audit report and the accompanying “management’s discussion and analysis of financial condition and results of operations” with management and the independent registered public accounting firm prior to filing such financial statements with the SEC; reviewing the Company’s earnings press releases with management and the Company’s independent registered public accounting firm prior to the public dissemination of such press releases; meeting separately, and periodically, with the Company’s Chief Executive Officer and Chief Financial Officer, members of the Company’s internal audit department and the Company’s independent registered public accounting firm to discuss the matters that are the subject of the Charter of the Audit Committee and, if appropriate, inviting some or all of such persons to applicable portions of Committee meetings; reviewing with management and the Company’s independent registered public accounting firm the effectiveness of the Company’s internal control over financial reporting; reviewing and approving the functions of the Company’s internal audit department, including its purpose, organization, responsibilities and performance; reviewing with the Company’s counsel legal matters that may have a material impact on the Company’s financial statements; reviewing and approving candidates for the positions of Chief Financial Officer, Chief Accounting Officer and Controller of the Company; and reviewing and, if appropriate, approving proposed transactions between the Company and “related persons” as defined in Item 404 of SEC Regulation S-K, and developing policies and procedures for the review and approval of such transactions.

During the year ended December 31, 2025, the audit committee held seven meetings.

Compensation Committee

The Compensation Committee has various responsibilities including: reviewing annually and approving the corporate objectives relevant to the compensation of all officers of the Company; reviewing annually and determining, or recommending to the Board for determination, the salary, bonus and other non-equity based elements of total compensation for each officer; reviewing annually, determining and awarding to officers any stock option grants and other discretionary awards under the Company’s stock option or other equity incentive plans that the Committee believes are appropriate; approving (or recommending to the Board for determination) all special perquisites, special cash payments and other special compensation and benefit arrangements for officers; considering the results of the most recent “say-on-pay” vote by the Company’s shareholders in connection with the Company’s annual meeting of shareholders; preparing an annual report on executive compensation for inclusion in the Company’s annual proxy statement, if required by the rules and regulations of the SEC; reviewing, and recommending to the Board for determination, the compensation for non-employee directors; granting stock options and other discretionary awards under the Company’s stock option or other equity incentive plans to eligible individuals in the Company’s service who are not officers; and approving (or recommending to the Board for determination) any employment or severance agreements for officers. Mr. Schmidt serves as Chair of the compensation committee.

During the year ended December 31, 2025, the compensation committee held four meetings.

Compensation Committee Interlocks and Insider Participation

The current members of the compensation committee are Messrs. Josh Schmidt (Chairman), John K. Howie and Kristel Franklin, with each of Mr. Howie and Ms. Franklin independent members of our Board of Directors. No member of the compensation committee is an employee or a former employee of the Company. During fiscal 2025, none of our executive officers served on the compensation committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the compensation committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee assists our Board of Directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our Board of Directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our Board of Directors, and developing and recommending to our Board of Directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. Mr. Geiser serves as Chair of the nominating and corporate governance committee.

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

The nominating and governance committee will consider qualified director candidates recommended in good faith by shareholders, provided those nominees meet the requirements of NYSE American and applicable federal securities law. The nominating and governance committee’s evaluation of candidates recommended by shareholders does not differ materially from its evaluation of candidates recommended from other sources. The Committee will consider candidates recommended by shareholders if the information relating to such candidates are properly submitted in writing to the Secretary of the Company in accordance with the manner described for shareholder proposals under “Stockholder Proposals for 2026 Annual Meeting of Stockholders and 2026 Proxy Materials” beginning on page 46 of our definitive proxy statement for the 2025 Annual Meeting of stockholders. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means.

During the year ended December 31, 2025, the nominating and corporate governance committee held two meetings.

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

Controlled Company Status

Because Mr. Edward Geiser controls a majority of our outstanding voting power, we are a “controlled company” under the corporate governance rules of the NYSE American. Therefore, we are not required to have a majority of our Board of Directors be independent, nor are we required to have a compensation committee or an independent nominating function. We have nevertheless opted to meet the requirements under the NYSE American listing rules for smaller reporting companies, such as the Company, which requires a Board of Directors be comprised of at least 50% independent directors and to have a compensation, nominating and governance committee comprised of independent directors (subject to the limited exceptions discussed above), as more fully described herein.

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

Insider Trading/Anti-Hedging Policies

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is incorporated by reference herein as Exhibit 19.1.

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

Rule 10b5-1 Trading Plans

If a Company executive desires to conduct purchases or sale transactions, they are encouraged to conduct such transactions under a trading plan established pursuant to Rule 10b5-1 under the Exchange Act. Through a Rule 10b5-1 trading plan, the executive officer or director contracts with a broker to buy or sell shares of our common stock on a periodic basis. The broker then executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from them. The executive officer or director may amend or terminate the plan in specified circumstances.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in the beneficial ownership table under “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”, below, all Named Executive Officers and directors except Mr. Schmidt, the Company’s Chairman of the Board, are beneficial owners of stock of the Company.

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

A copy of the Clawback Policy is incorporated by reference herein as Exhibit 97.1.

The Company determined that the restatements of its audited financial statements previously described in this Annual Report on Form 10-K would not result in the recoupment of any compensation because none of the Company’s prior incentive compensation was based on the achievement of any specific net income or other milestones which were affected by the restatements.  Because the restatements did not impact the Company’s executive compensation payments, the Company determined that there were no payments required to be pursued under the Company’s Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation.

Meetings of the Board of Directors and Annual Meeting

During the fiscal year that ended on December 31, 2025, the Board held ten meetings and took various other actions via the unanimous written consent of the Board of Directors and the various committees described above. All directors attended all of the Board of Directors’ meetings and committee meetings relating to the committees on which each director served during fiscal year 2025.  The Company held annual shareholders meetings on June 26, 2014, October 7, 2015, December 28, 2016, December 28, 2017, September 27, 2018, August 28, 2019, August 27, 2020, September 1, 2021, August 25, 2022, August 31, 2023, August 29, 2024, and August 28, 2025, at which meetings all directors were present in person, via teleconference or via virtual attendance. Each director of the Company is expected to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2025 were timely made, except that Juniper Capital IV GP, L.P., a greater than 10% stockholder, timely file its initial beneficial ownership report on Form 3 and also failed to timely report one transaction and as a result one Form 4 was not timely filed, due to unavoidable delays in obtaining Edgar codes; Simon G. Kukes, our former Executive Chairman and greater than 10% stockholder, inadvertently failed to timely report one transaction and as a result one Form 4 was not timely filed; and John K. Howie, our director, failed to timely file his initial beneficial ownership report on Form 3 due to delays in obtaining his Edgar codes which were unavoidable.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2025 and 2024. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during the years ended December 31, 2025 and 2024, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)**	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Dr, Simon G. Kukes*	2024	-	-	367,125	(1)	-	-		367,125
Former Chief Executive Officer

J. Douglas Schick	2025	350,000	130,000	1,518,800	(2)	-	18,800	(3)	2,017,600
President and Chief Executive Officer#	2024	303,297	120,000	350,438	(4)	-	13,979	(3)	788,714
						-
Clark R. Moore	2025	294,000	120,000	598,900	(5)	-	7,935	(3)	1,020,835
Executive Vice President, General Counsel and Secretary	2024	292,833	110,000	300,375	(6)	-	18,307	(3)	721,515
						-
Paul A. Pinkston	2025	168,000	50,000	161,500	(7)	-	13,080	(3)	392,580
Chief Accounting Officer	2024	167,333	35,000	166,875	(8)	-	12,140	(3)	381,348

Jody D. Crook	2025	280,000	100,000	430,840	(9)	-	20,750	(3)	831,590
Chief Commercial Officer	2024	125,500	30,000	166,875	(10)	-	7,755	(3)	330,130

*Chief Executive Officer in 2023 and 2024; departed from Chief Executive Officer position and assumed Executive Chairman position effective January 1, 2025. Resigned from the Board of Directors effective October 31, 2025.

**Annual bonus awards are paid in January or February each year and are for performance bonuses accrued over the prior calendar year.

#President in 2024; appointed President and Chief Executive Officer effective January 1, 2025.

Summary Compensation Table

Does not include perquisites and other personal benefits or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Bonus payments to executive officers were awarded at the discretion of the Board of Directors based on an assessment of the Company’s and each individual executive officer’s performance without reference to any specific individual performance objectives.  Stock Awards represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 15 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. No executive officer serving as a director received any compensation for services on the Board of Directors separate from the compensation paid as an executive for the periods above.

(1)	Consists of the value of 27,500 shares of restricted common stock granted in January 2024 at $13.35 per share.
(2)

Consists of the value of 25,000 shares of restricted common stock granted in January 2025 at $17.00 per share and 50,000 shares of restricted common stock granted in November 2025 at $12.76 per share, and consists of the value of 50,000 shares of restricted common stock granted in November 2025 at a value of $491,000 which is based on the performance of the Company’s stock price over a four-year vesting window.

(3)	Consists of Company matching contributions of up to 6% of the applicable officer's salary into the Company's sponsored 401(k) plan, subject to IRS and plan limits.
(4)	Consists of the value of 26,250 shares of restricted common stock granted in January 2024 at $13.35 per share.
(5)	Consists of the value of 17,500 shares of restricted common stock granted in January 2025 at $17.00 per share and 25,000 shares of restricted common stock granted in November 2025 at $12.76 per share.
(6)	Consists of the value of 22,500 shares of restricted common stock granted in January 2024 at $13.35 per share.
(7)	Consists of the value of 9,500 shares of restricted common stock granted in January 2025 at $17.00 per share.
(8)	Consists of the value of 12,500 shares of restricted common stock granted in January 2024 at $13.35 per share.
(9)	Consists of the value of 12,500 shares of restricted common stock granted in January 2025 at $17.00 per share and 15,000 shares of restricted common stock granted in November 2025 at $12.76 per share.
(10)	Consists of the value of 3,500 shares of restricted common stock granted in January 2024 at $13.35 per share.

Outstanding Equity Awards at Year Ended December 31, 2025

The following table sets forth information as of December 31, 2025 concerning outstanding equity awards for the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards(6)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(7)		Market value of shares or units of stock that have not vested ($)(8)
J. Douglas Schick	-	-	-	-	5,833	(1)	$65,334
	-	-	-	-	17,500	(2)	$196,000
	-	-	-	-	16,666	(3)	$186,667
	-	-	-	-	50,000	(4)	$560,000
	-	-	-	-	50,000	(5)	$560,000

Clark R. Moore	-	-	-	-	5,000	(1)	$56,000
	-	-	-	-	15,000	(2)	$168,000
	-	-	-	-	11,666	(3)	$130,667
	-	-	-	-	25,000	(4)	$280,000

Paul A. Pinkston	-	-	-	-	3,333	(1)	$37,334
	-	-	-	-	8,333	(2)	$93,334
	-	-	-	-	6,333	(3)	$70,934

Jody D. Crook	3,500	-	21.80	1/23/2028	2,333	(2)	$26,134
	-	-	-	-	9,803	(3)	$109,804
	-	-	-	-	15,000	(4)	$168,000

(1)	Stock award vested on January 23, 2026, and was subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(2)	Stock award vests 50% on January 26, 2026 (vested), and January 26, 2027, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(3)	Stock award vests 50% on November 23, 2026, and November 23, 2027, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.
(4)

Stock award vests 33.3% on October 31, 2026, 33.3% on October 31, 2027, and 33.4% on October 31, 2028, subject to the holder remaining an employee of or consultant to the Company on such vesting dates.

(5)

The 50,000 shares vest only if the Company’s 30-day average stock price reaches at least $18.00 within four years, with no vesting allowed before one year and 30 days after the price trigger. Depending on when the price target is met, between one-third and all shares vest immediately, and if the target is not achieved by year four, all shares are forfeited.

(6)	There were no unearned shares, units or other rights that have not vested as of December 31, 2025.
(7)	Share amounts have retroactively been adjusted to reflect the 1:20 reverse stock split effective on March 13, 2026)
(8)	Calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year (December 31, 2025 and $11.20 per share) by the number of shares of stock.

Issuances of Equity to Executive Officers

See above and see also “Part II” - “Item 8. Financial Statements and Supplementary Data” – “Note 12 – Share-Based Compensation”, for equity issuances to executive officers for the years ended December 31, 2025 and 2024, respectively.

Compensation of Directors

We compensate our Board members with stock-based compensation from time to time, as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)*	Stock Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
Dr. Simon G. Kukes (3)	$-	$116,000	$-	$109,500
John J. Scelfo (3)	$-	$116,000	$-	$109,500
H. Douglas Evans (3)	$-	$81,200	$-	$81,200
John K. Howie (4)	$-	$92,475	$-	$92,475
Kristel Franklin (4)	$-	$70,000	$-	$70,000
Martyn Willsher (4)	$-	$70,000	$-	$70,000
Josh Schmidt (4)	$-	$120,000	$-	$120,000

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation.  Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1)

Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. For additional information on the valuation assumptions with respect to the restricted stock grants, refer to “Part II” - “Item 8. Financial Statements and Supplementary Data” - “Note 15 – Share-Based Compensation”. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards. As of December 31, 2025, the following outstanding and unvested shares of restricted stock were held by each of the above non-executive directors:   John K. Howie – 7,500 shares; Kristel Franklin – 5,727 shares; and Martyn Willsher – 5,727 shares.

(2)

Dr. Kukes, our former CEO and Executive Chairman of the Company's Board of Directors, received grants of 17,500 and 10,000 shares of restricted stock on January 23, 2025 and August 28, 2025, with an aggregate grant date fair value of $297,500 and $116,000, respectively, which vested in full on October 31, 2025 upon his resignation from the Board.  There were an additional 25,000 previously unvested shares that vested in full upon Dr. Kukes’ resignation.  Mr. Scelfo and Mr. Evans received grants of 10,000 and 7,000 shares of restricted stock, respectively, on August 28, 2025, with an aggregate grant date fair value of $116,000 and $81,200, respectively, which fully vested on October 31, 2025 upon their resignation from the Board.  Mr. Howie received a grant of 7,500 shares of restricted stock on July 7, 2025 with an aggregate grant date fair value of $92,475, which will vest in full on July 7, 2026, subject to Mr. Howie’s continued service on the Board.  Ms. Franklin and Mr. Willsher each received grants of 5,727 shares of restricted stock, respectively, with an aggregate grant date fair value of $70,000 each, and Mr. Schmidt received grants of 9,818 shares of restricted stock on November 13, 2025, with an aggregate grant date fair value of $120,000, all of which will vest at 25% over a four-year period on each anniversary date of the vesting commencement date, subject to such person’s continued service on the Board.  For the year ending December 31, 2025, there was a compensation expense of $594,000 recognized by the Company related to these grants and accelerated vesting.

(3)	Resigned from the Board of Directors, effective October 31,2025.
(4)	Appointed to the Board of Directors, effective October 31,2025.

From September 27, 2018 to November 13, 2025, the Board did not have a formal compensation program; provided that the Board of Directors and/or the Compensation Committee could authorize compensation (including, but not limited to cash, options and restricted stock) to the members of the Board of Directors from time to time in their discretion, with the Board generally granting yearly equity awards in August of each year to the non-executive directors.

Effective November 13, 2025, the Board adopted a new Board Compensation Program, pursuant to which each non-employee director receives annual compensation equal to $120,000, payable (i) $50,000 in cash, paid quarterly, or issued as restricted common stock if approved by the Board, and (ii) $70,000 in restricted common stock, vesting 25% quarterly from the director’s appointment date.  In addition, the Board Chairman and the Chairman of the Audit Committee each receive $10,000 in additional annual cash compensation (paid quarterly), and the Chairman of each of the Compensation Committee and the Nominating and Corporate Governance Committee each receive $,5000 in additional annual cash compensation (paid quarterly).  Further, any Board appointees of Juniper shall receive restricted common stock in lieu of cash, which stock shall be assigned to Juniper Capital Advisors, L.P. (or its designees), provided that compensation to Juniper appointees for service as Chairman of the Board and/or any Committees thereof of be paid in cash (paid quarterly), not restricted common stock.

Executive Employment Agreements and Offer Letters

Prior Employment Agreements and Offer Letters

Agreements which were superseded by the Employment Agreements discussed below under New Employment Agreements:

J. Douglas Schick. On August 1, 2018, in connection with his appointment as President of the Company, we entered into an offer letter with J. Douglas Schick, which offer letter was amended effective January 1, 2025 to promote Mr. Schick to the office of President and Chief Executive Officer of the Company (as amended, the “Offer Letter”). Pursuant to the Offer Letter, Mr. Schick agreed to serve as an executive officer of the Company on an at-will basis; the Company agreed to pay Mr. Schick $20,833 per month, which was increased, effective February 1, 2024, to $25,375 per month, and again to $29,167 per month effective January 1, 2025; and Mr. Schick was eligible for an annual bonus in the discretion of the Company totaling up to 40% of his then current salary and may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the board of directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the board of directors has historically issued Mr. Schick restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2025 and 2024 are described in the table above.

Mr. Schick’s employment could be terminated by him or the Company with 30 days’ prior written notice, and in the event of such termination, Mr. Schick was in certain circumstances due severance pay.

The Offer Letter contained standard confidentiality provisions; a standard non-compete restriction prohibiting Mr. Schick from competing against the Company during the term of his employment and for one year thereafter in connection with any directly competitive enterprise, commercial venture, or project involving petroleum exploration, development, or production activities in the same geographic areas as the Company’s activities or doing business with the Company during the six-month period before the termination of his employment, with certain exceptions; and a non-solicitation provision prohibiting him from inducing or attempting to induce any employee of the company from leaving their employment with the Company and/or attempting to induce any consultant, service provider, customer or business relation of the Company from terminating their relationship with the Company during the term of his employment and for one year thereafter.

The Offer Letter was superseded by Mr. Schick’s Employment Agreement entered into with the Company on October 31, 2025, as discussed below.

Clark R. Moore. Pacific Energy Development, our wholly-owned subsidiary, has entered into an employment agreement, dated June 10, 2011, as amended January 11, 2013 and January 25, 2022, with Clark Moore, its Executive Vice President, Secretary and General Counsel (the “Moore Employment Agreement”), pursuant to which, effective June 1, 2011, Mr. Moore has been employed by Pacific Energy Development, with a current base salary of $24,500 per month, and a target annual cash bonus of between 20% and 40% of his base salary, awardable by the board of directors in its discretion, provided that Mr. Moore may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the board of directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the board of directors has historically issued Mr. Moore restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2025 and 2024 are described in the table above. In addition, Mr. Moore’s employment agreement included, among other things, certain severance payment provisions. The employment agreement also prohibited Mr. Moore from engaging in competitive activities during and following termination of his employment that would result in disclosure of our confidential information but does not contain a general restriction on engaging in competitive activities.

The Moore Employment Agreement was superseded by Mr. Moore’s Employment Agreement entered into with the Company on October 31, 2025, as discussed below.

Jody D Crook. On December 7, 2024, the Company appointed Jody Crook to the office of Chief Commercial Officer of the Company, effective January 1, 2025. The Company and Mr. Crook entered into an Offer Letter, dated December 8, 2024 (the “Crook Offer Letter”), which provided for the appointment of Mr. Crook to the office of Chief Commercial Officer, effective January 1, 2025, at an annual salary of $280,000, with a discretionary annual cash bonus of up to 40% of his then-current salary, a guaranteed cash bonus of $100,000 payable in January 2025, and, subject to board of directors approval and the Company’s 2021 Plan, the grant of a number of shares of restricted Company Common Stock equal to (x) $250,000 divided by (y) the then-current fair market value of the Company Common Stock as determined under the 2021 Plan, vesting 1/3 per year over three years following the date of grant, subject to Mr. Crook’s continued employment with the Company. Mr. Crook is also eligible to receive additional bonuses from time to time, in cash or equity, in the discretion of the board of directors. The Crook Offer Letter includes customary confidentiality requirements and conflict of interest provisions. The agreement could be terminated at any time, for any reason, by either party, with thirty days prior written notice.

The Crook Offer Letter was superseded by Mr. Crook’s Employment Agreement entered into with the Company on October 31, 2025, as discussed below.

Offer Letter With Mr. Paul A. Pinkston

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

Pursuant to the Pinkston Offer Letter, Mr. Pinkston agreed to serve as Chief Accounting Officer of the Company on an at-will basis, the Company agreed to pay Mr. Pinkston $11,666.67 per month (which has been increased, effective February 1, 2024, to $14,000 per month), Mr. Pinkston is eligible for an annual bonus in the discretion of the board of directors of the Company totaling up to 30% of his then current salary, provided that Mr. Pinkston may also receive bonuses (in any amount) consisting of cash, grants of restricted stock and/or options granted in the board of directors’ and/or the Compensation Committee’s sole discretion, from time to time. Additionally, the board of directors has historically issued Mr. Pinkston restricted stock consideration on a yearly basis in consideration for services rendered to the Company, which issuances for 2025 and 2024 are described in the table above. Mr. Pinkston’s employment may be terminated by him or the Company with 30 days prior written notice.

The Pinkston Offer Letter contains standard confidentiality provisions and a standard a non-solicitation provision prohibiting him from inducing or attempting to induce any employee of the Company from leaving their employment with the Company and/or attempting to induce any consultant, service provider, customer or business relation of the Company from terminating their relationship with the Company during the term of his employment and for one year thereafter. Mr. Pinkston’s salary may be increased from time to time in the discretion of the board of directors or Compensation Committee, without amending the Offer Letter.

New Employment Agreements

Messrs. Schick, Moore, and Crook

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

New Offer Letters

Messrs. Dukes and Long

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

2025 Bonuses

On January 27, 2026, after recommendation by the Compensation Committee of the Company’s Board of Directors, the Board of Directors of the Company, in connection with the Company’s annual compensation review, approved calendar year 2025 cash bonuses (paid in February 2026) for (i) Mr. Paul Pinkston, the Company’s Chief Accounting Officer, in the amount of $43,000, (ii) Mr. J. Douglas Schick, the President, CEO and Director of the Company, in the amount of $170,000, (iii) Mr. Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company, in the amount of $131,000, (iv) Mr. Jody Crook, the Chief Commercial Officer of the Company, in the amount of $125,000, (v) Reagan Tuck (R.T.), Chief Operating Officer of the Company, in the amount of $135,000, and (vi) Robert “Bobby” Long, Chief Financial Officer of the Company, in the amount of $126,000.

Equity Incentive Plans

2021 Plan

General. On July 10, 2021, our Board of Directors adopted the PEDEVCO Corp. 2021 Equity Incentive Plan, which was approved by our stockholders on September 1, 2021. The 2021 Equity Incentive Plan provides for awards of incentive stock options, non-statutory stock options, rights to acquire restricted stock, stock appreciation rights, or SARs, and performance units and performance shares. The 2021 Incentive Plan was amended on August 29, 2024 to increase the number of shares reserved for issuance under the 2021 Incentive Plan by 250,000 to 650,000 shares of common stock. Additionally, on October 29, 2025, the Board adopted, subject to shareholder approval, and on October 31, 2025, pursuant to a written consent to action without a meeting, the Company’s majority shareholders approved, an amendment to the 2021 Plan to increase by 250,000 shares, from 650,000 shares to 900,000 shares, the number of shares available under the 2021 Plan, which amendment became effective on February 27, 2026.

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

As of the date of this Annual Report, options to purchase 88,700 shares of common stock and 551,982 shares of restricted stock have been issued and are outstanding under the 2021 Plan, with 259,818 shares of common stock remaining available for issuance under the 2021 Plan. The options have a weighted average exercise price of $18.75 per share and have expiration dates ranging from 2027 to 2030.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 27, 2026, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) each of our Named Executive Officers; and (d) all current directors and Named Executive Officers, as a group. As of March 27, 2026, there were 13,300,621 shares of common stock and no shares of preferred stock issued and outstanding.

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

Unless otherwise indicated in the footnotes below, the address of each beneficial owner listed in the table below is c/o PEDEVCO Corp., 575 N. Dairy Ashford, Suite 210, Houston, Texas 77079.

	Common Stock
	Number of Common Stock Shares Beneficially Owned (1)	Percent of Common Stock (1)
Named Executive Officers and Directors
Edward Geiser (2)	6,861,564	51.6%
J. Douglas Schick (3)	192,714	1.4%
Clark R. Moore (4)	73,368	*
Reagan Tuck (R.T.) Dukes (5)	55,892	*
Robert “Bobby” Long (6)	46,308	*
Paul A. Pinkston (7)	37,661	*
Jody D. Crook (8)	36,917	*
John K. Howie (9)	9,574	*
Martyn Willsher (10)	5,727	*
Kristen Franklin (11)	5,727	*
Josh Schmidt	-	*

All Named Executive Officers and Directors as a group (11 persons)	7,325,452	55.1%

Greater than 5% Stockholders
Dr. Simon G. Kukes (12)	4,396,720	33.1%

*Less than 1%.

(1)	Ownership voting percentages are based on 13,300,621 total shares of common stock which were outstanding as of March 27, 2026.

(2)

Consisting of (a) 9,815 shares of PEDEVCO common stock received by Mr. Schmidt on or about November 13, 2025 and subsequently transferred as described below, which vest at the rate of (i) 25% of the shares on January 31, 2026, (ii) 25% on April 30, 2026, (iii) 25% on July 31, 2026, and (iv) 25% on October 31, 2026, subject to Mr. Schmidt’s continued service on the Board of Directors of PEDEVCO (the “Board”) on such vesting dates; (b) 9,872 shares of PEDEVCO common stock received by Mr. Geiser on or about February 27, 2026 and subsequently transferred as described below, which vest at the rate of (i) 25% of the shares on May 27, 2026, (ii) 25% on August 27, 2026, (iii) 25% on November 27, 2026, and (iv) 25% on February 27, 2027, subject to Mr. Geiser’s continued service on the Board on such vesting dates; and (c) and 6,841,877 shares of fully-vested PEDEVCO common stock.  Immediately upon receipt of by Messrs. Schmidt and Geiser, the shares were transferred in various amounts to Juniper Capital II PED Holdings, LLC, which is wholly owned by Juniper Capital II, L.P. (“Fund II”); Juniper Capital III PED Holdings, LLC, which is wholly owned by Juniper Capital III, L.P. (“Fund III”); NPR Partners PED Holdings, LLC, which is wholly owned by Juniper NPR Partners, L.P. (“NPR Partners”); North Peak Partners PED Holdings, LLC, which is wholly owned by Juniper North Peak Partners, L.P. (“North Peak Partners”); and J PED, LLC, which is wholly owned by Juniper Capital IV, L.P. (“Fund IV”), since each of Mr. Schmidt and Mr. Geiser is a designated director of an affiliate of the above referenced funds. The general partner of Fund II and NPR Partners has shared voting and dispositive power with respect to 1,726,107 shares of PEDEVCO Common Stock; the general partner of Fund III has shared voting and dispositive power with respect to 3,140,969 shares of PEDEVCO Common Stock; the general partner of North Peak Partners has shared voting and dispositive power with respect to 303,272 shares of PEDEVCO Common Stock; and the general partner of Fund IV has shared voting and dispositive power with respect to 1,691,216 shares of PEDEVCO Common Stock. Mr. Geiser, as the indirect, sole owner of the general partner of each of Fund II, Fund III, NPR Partners, North Peak Partners, and Fund IV, has shared voting and dispositive power with respect to the 6,861,564 shares of the PEDEVCO Common Stock collectively held for the benefit of Fund II, Fund III, NPR Partners, North Peak Partners and Fund IV.  Mr. Geiser disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. The address of each of Fund II, Fund III, NPR Partners, North Peak Partners and Fund IV is 2727 Allen Parkway, Suite 1850, Houston, Texas 77019.

(3)

Consisting of the following: (a) 44,570 shares of fully-vested PEDEVCO common stock held by Mr. Schick; (b) 75,417 unvested shares of PEDEVCO common stock held by Mr. Schick, 8,750 of which vest on January 26, 2027, 8,333 of which vest on November 23, 2026, 8,334 of which vest on November 23, 2027, 16,666 of which vest on October 31, 2026, 16,667 of which vest on each of October 31, 2027 and October 31, 2028, in each case provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates; (c) 50,000 unvested shares of PEDEVCO common stock held by Mr. Schick which vest if the 30-day average closing price of the PEDEVCO common stock equals or exceeds $18.00 (as adjusted for stock splits) within four years after October 31, 2025, with the earliest possible vesting date being 30 days after October 31, 2026, and subject to the following further vesting provisions: (i) if the price trigger is met between 1 year and 30 days and two years after October 31, 2025, one-third of the shares vest immediately and the rest vest on the second and third anniversaries of October 31, 2025; (ii) if the price trigger is met between years 2 and 3 after October 31, 2025, two-thirds of the shares vest immediately and one-third vests on the third anniversary of October 31, 2025; and (iii) if the price trigger is met after the third anniversary of October 31, 2025, all shares will vest immediately, and in each case provided that Mr. Schick remains employed by us, or is a consultant to us, on such vesting dates. If the price trigger is not met by the fourth anniversary of October 31, 2025, all 50,000 shares subject to the price trigger will be forfeited; and (d) 22,727 shares of fully-vested PEDEVCO common stock held by American Resources, Inc., an entity owned and controlled by Mr. Schick, and which shares may be deemed to beneficially owned by Mr. Schick. Mr. Schick has voting control over his unvested shares of PEDEVCO common stock.

(4)

Consisting of the following: (a) 29,058 shares of fully-vested PEDEVCO common stock held by Mr. Moore; (b) 143 fully-vested shares of PEDEVCO common stock held by Mr. Moore’s minor child, which he is deemed to beneficially own; and (c) 44,167 unvested shares of PEDEVCO common stock held by Mr. Moore, 7,500 of which vest on January 26, 2027, 5,833 of which vest on November 23, 2026 and 5,834 of which vest on November 23, 2027, 8,333 of which vest on each of October 31, 2026 and October 31, 2027, and 8,334 of which vest on October 31, 2028, in each case provided that Mr. Moore remains employed by us, or is a consultant to us, on such vesting dates.  Mr. Moore has voting control over his unvested shares of PEDEVCO common stock.

(5)	Consisting of 55,892 shares of fully-vested PEDEVCO common stock held by Mr. Dukes.

(6)	Consisting of 41,535 shares of fully-vested PEDEVCO common stock held by Mr. Long.

(7)

Consisting of the following: (a) 27,160 shares of fully-vested PEDEVCO common stock held by Mr. Pinkston; and (b) 10,501 unvested shares of PEDEVCO common stock, 4,167 of which vest on January 26, 2027, 3,167 of which vest on November 23, 2026, and 3,167 of which vest on November 23, 2027, in each case provided that Mr. Pinkston remains employed by us, or is a consultant to us, on such vesting dates. Mr. Pinkston has voting control over his unvested shares of PEDEVCO common stock.

(8)

Consisting of the following: (a) 7,446 shares of fully-vested PEDEVCO common stock held by Mr. Crook; (b) 25,971 unvested shares of PEDEVCO common stock, 1,167 of which vest on January 26, 2027, 4,902 of which vest on November 23, 2026, 4,902 of which vest on November 23, 2027, and 5,000 of which vest on each of October 31, 2026, October 31, 2027, and October 31, 2028, in each case provided that Mr. Crook remains employed by us, or is a consultant to us, on such vesting dates; (c) fully-vested options to purchase 3,500 shares of PEDEVCO common stock at an exercise price of $21.80 per share. Mr. Crook has voting control over his unvested shares of PEDEVCO common stock.

(9)

Consisting of the following: (a) 2,074 shares of fully-vested PEDEVCO common stock held by Mr. Howie; and (b) 7,500 unvested shares of PEDEVCO common stock held by Mr. Howie, all of which vest on July 7, 2026, provided that Mr. Howie remains a director or employee of, or consultant to, the Company on such vesting date.

(10)

Consisting of the following:  (a) 1,431 fully-vested shares of PEDEVCO common stock held by Mr. Willsher; and (b) 4,296 unvested shares of PEDEVCO common stock held by Mr. Willsher which vest with respect to 1,432 shares on each of April 30, 2026, July 31, 2026, and October 31, 2026, subject to Mr. Willsher remaining a director or employee of, or consultant to, the Company on such vesting dates. Mr. Willsher has voting control over his unvested shares of PEDEVCO common stock.

(11)

Consisting of the following:  (a) 1,431 fully-vested shares of PEDEVCO common stock held by Ms. Franklin; and (b) 4,296 unvested shares of PEDEVCO common stock held by Ms. Franklin which vest with respect to 1,432 shares on each of April 30, 2026, July 31, 2026, and October 31, 2026, subject to Ms. Franklin remaining a director or employee of, or consultant to, the Company on such vesting dates. Ms. Franklin has voting control over her unvested shares of PEDEVCO common stock.

(12)

Consisting of: (a) 406,097 shares held by Dr. Simon G. Kukes; (b) 3,990,473 shares of PEDEVCO common stock held by The SGK 2018 Revocable Trust; and (c) 150 shares of PEDEVCO common stock held by the spouse of Dr. Kukes. The SGK 2018 Revocable Trust is a family trust of which Dr. Kukes is the trustee and beneficiary, and as such, Dr. Kukes is deemed to be the beneficial owner of the shares held by The SGK 2018 Revocable Trust.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2025, with respect to our compensation plans under which common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	104,200	$20.09	5,121,437	(2)
Equity compensation plans not approved by stockholders	-		-
Total	104,200	$20.09	5,121,437

(1)	Consists of options to purchase 104,200 shares of common stock issued and outstanding under the PEDEVCO 2021 Equity Incentive Plan.

(2)	Consists of 5,121,437 shares of common stock reserved and available for issuance under the PEDEVCO 2021 Equity Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as referenced below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference in this Item 13, there have been no transactions since January 1, 2024, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Transactions

Concurrently with the Mergers, certain investors purchased 6,363,637 shares of the same Series A Convertible Preferred Stock at $5.50 per share ($11.00 per share on a post-reverse stock split basis) under subscription agreements (“PIPE Preferred Shares”). Like the Merger Shares, these PIPE Preferred Shares are convertible into common stock at a 0.5-to-1 ratio, yielding 3,181,818 shares upon full conversion. The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of PEDEVCO is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity partially owned and controlled by J. Douglas Schick, the Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a member of the Board, is trustee and beneficiary ($550,000); (e) Jody D. Crook, the Chief Commercial Officer of the Company ($25,003); (f) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. ($18,550,004); (g) Reagan T. Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of PEDEVCO at the closing of the Mergers ($52,503) and (h) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of the Company at the closing of the Mergers ($52,503). The PIPE Preferred Share investment closed concurrently with the Mergers and the $35,000,004 of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

On February 27, 2026, a total of 5,325,000 shares of PEDEVCO common stock (the “Merger Conversion Shares”) were issued to affiliates of Century and North Peak upon the conversion of the Merger Preferred Shares and a total of 3,181,818 shares of Company common stock (the “PIPE Conversion Shares”) were issued to the PIPE Investors (the “Automatic Conversion Date Issuances”), including: (a) 1,400,907 shares of Company common stock issued to the SGK Trust; (b) 22,727 shares of PEDEVCO common stock issued to American Resources; (c) 2,273 shares of Company common stock issued to Clark R. Moore; (d) 50,000 shares of Company common stock issued to the Scelfo Trust; (e) 2,273 shares of PEDEVCO common stock issued to Jody D. Crook; (f) 1,686,364 shares of Company common stock issued to J PED, LLC, an entity affiliated with Juniper; (g) 4,773 shares of Company common stock issued to Reagan T. Dukes; and (h) 4,773 shares of Company common stock issued to Robert J. Long.

Also on the Automatic Conversion Date, 169,485 shares of common stock were issued directly to certain third parties pursuant to a pre-existing agreement with Juniper, including (a) 51,922 shares of Company common stock issued to Reagan T. Dukes and (y) 42,136 shares of Company common stock issued to Robert J. Long.

Additional related party transactions are discussed in greater detail under “Item 8. Financial Statements and Supplementary Data” - “Note 15 – Share-Based Compensation” and “Note 19 – Subsequent Events”, of this Annual Report on Form 10-K, all of which information and disclosures is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

Our Board has determined that Mr. Howie, Mr. Willsher, and Ms. Franklin are independent directors as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act. Accordingly, 50% of the members of our Board are independent as defined in the NYSE American rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Change in Independent Registered Accounting Firm

On July 1, 2025, with the approval of the Audit Committee of the Board, the Company dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm, effective immediately. Marcum had audited the Company’s financial statements for the years ended December 31, 2024 and 2023.

Also, on July 7, 2025, with the approval of the Audit Committee, the Company engaged Weaver and Tidwell, L.L.P. (“Weaver”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately. Weaver also re-audited the Company’s financial statements for the year ended December 31, 2024, as part of their engagement.

Audit Fees

The following table presents fees for professional services rendered by Marcum (PCAOB Auditor ID 688), the Company’s former independent registered public accounting firm, for the years ended December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Audit Fees (1)*	$257	$236
Audit-Related Fees (2)	155	-
Tax Fees (3)	40	53
All Other Fees (4)	102	72
Total	$554	$361

*Includes fees for our 2024 10K/A

The following table presents fees for professional services rendered by Weaver (PCAOB Auditor ID 410), the Company’s current independent registered public accounting firm, for the year ended December 31, 2025 (in thousands):

2025
Audit Fees (1)	$282
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$282

(1)

Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended December 31, 2025 and 2024 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

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

Pre-Approval Policies

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board of Directors. Our Board of Directors pre-approved all services, audit and non-audit, provided to us by Weaver in 2025 and Marcum in 2025 and 2024.

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

(3) Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or furnished With This Annual Report on Form 10-K	Form	Exhibit	Filing Date/Period End Date	File Number
1.1	Sales Agreement, dated December 20, 2024 between PEDEVCO Corp., Roth Capital Partners, LLC and A.G.P./Alliance Global Partners		8-K	1.1	12/20/2024	001-35922
2.1#	Agreement and Plan of Merger, by and among PEDEVCO Corp., NP Merger Sub, LLC, COG Merger Sub, LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, and, solely for the limited purposes set forth therein, North Peak Oil & Gas Holdings, LLC, dated as of October 31, 2025		8-K	2.1	11/3/2025	001-35922
2.2	First Amendment to Agreement and Plan of Merger, by and among PEDEVCO Corp., NP Merger Sub, LLC, COG Merger Sub, LLC, North Peak Oil & Gas, LLC, Century Oil and Gas Sub-Holdings, LLC, and, solely for the limited purposes set forth therein, North Peak Oil & Gas Holdings, LLC, dated as of October 31, 2025		10-Q	2.2	11/3/2025	001-35922
3.1	Amended and Restated Certificate of Formation and Designation by Blast Acquisition Corp. and Pacific Energy Development Corp.		8-K	3.1	8/2/2012	000-53725
3.2	Certificate of Amendment of Amended and Restated Certificate of Formation		8-K	3.1	4/23/2013	000-53725
3.3	Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of its Series A Convertible Preferred Stock		8-K	3.1	2/24/2015	001-35922
3.4	Certificate of Amendment to Certificate of Formation (1-for-10 Reverse Stock Split of Common Stock)		8-K	3.1	3/27/2017	333-64122
3.5	Amendment to Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on June 26, 2018		8-K	3.1	6/26/2018	001-35922
3.6	Second Amended and Restated Certificate of Designations of PEDEVCO Corp. Establishing the Designations, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock filed with the Secretary of State of Texas on October 31, 2025		8-K	3.1	11/3/2025	001-35922
3.7	Second Amended and Restated Certificate of Formation of PEDEVCO Corp., filed with the Secretary of State of Texas on February 27, 2026		8-K	3.1	3/13/2026	001-35922
3.8	Certificate of Amendment to Second Amended and Restated Certificate of Formation, affecting a 1-for-20 Reverse Stock Split of the Outstanding Common Stock, filed with the Secretary of State of Texas on March 10, 2026		8-K	3.2	11/13/2025	001-35922
3.9	Amended and Restated Bylaws of PEDEVCO Corp. dated October 29, 2025		8-K	3.1	11/5/2025	001-35922
4.1	Description of Securities of the Registrant*	X
4.2	Form of Common Stock Certificate for PEDEVCO CORP.		S-3	4.1	10/23/2013	333-191869

10.1♦	PEDEVCO Corp. - Form of Indemnification Agreement	10-K	10.11	3/31/2014	001-35922
10.2♦	Executive Employment Agreement, dated June 10, 2011, by Pacific Energy Development Corp and Clark Moore	10-K	10.2	3/31/2014	001-35922
10.3♦	Amendment No. 1 to Employment Agreement, dated January 11, 2013, by and between PEDEVCO Corp. and Clark R. Moore	10-K	10.58	3/31/2014	001-35922
10.4♦	Offer Letter with J. Douglas Schick as President dated August 1, 2018	8-K	10.4	8/1/2018	001-35922
10.5♦	Offer Letter with Paul A. Pinkston as Chief Accounting Officer, dated October 16, 2018	8-K	10.1	12/3/2018	001-35922
10.6♦	PEDEVCO Corp. 2012 Amended and Restated Equity Incentive Plan	S-8	4.1	8/29/2019	333-233525
10.7♦	Amendment No. 2 to Employment Agreement, effective April 1, 2020, entered into by and between Clark R. Moore and PEDEVCO Corp.	8-K	10.3	3/31/2020	001-35922
10.8♦	Amendment No. 1 to Offer Letter, effective April 1, 2020, entered into by and between J. Douglas Schick and PEDEVCO Corp.	8-K	10.5	3/31/2020	001-35922
10.9♦	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	9/1/2021	001-35922
10.10♦	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	99.3	9/1/2021	333-259248

10.11♦	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement	S-8	99.2	9/1/2021	333-259248
10.12♦	Amendment No. 3 to Employment Agreement between PEDEVCO Corp. and Clark R. Moore	8-K	10.4	1/27/2022	001-35922
10.13#	Participation Agreement, dated September 12, 2023, entered into by and between PEDEVCO Corp. and Evolution Petroleum Corporation	8-K	10.1	9/13/2023	001-35922
10.14	Stock Purchase Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.1	11/9/2023	001-35922
10.15	Promissory Note dated November 9, 2023, executed by Tilloo Exploration and Production, LLC	8-K	10.2	11/9/2023	001-35922
10.16	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.3	11/9/2023	001-35922
10.17	Security Agreement dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.4	11/9/2023	001-35922
10.18	Mortgage dated November 9, 2023, by and between Pacific Energy Development Corp. and Tilloo Exploration and Production, LLC	8-K	10.5	11/9/2023	001-35922
10.19♦	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	8/30/2024	001-35922
10.20#	Credit Agreement dated September 11, 2024, by and among PEDEVCO Corp., as borrower, and Citibank N.A., as Administrative Agent, and the Lenders Party Thereto	8-K	10.1	9/11/2024	001-35922
10.21♦	Amendment No. 2 to Offer Letter between PEDEVCO Corp. and J. Douglas Schick, dated December 9, 2024	8-K	10.3	12/11/2024	001-35922
10.22♦	Offer Letter with Jody Crook dated December 8, 2024	8-K	10.4	12/11/2024	001-35922
10.23	Form of Series A Convertible Preferred Stock Subscription Agreement (October 2025 PIPE Financing)	8-K	10.1	11/3/2025	001-35922
10.24	Shareholder Agreement, dated October 31, 2025, by and among PEDEVCO Corp., Century Oil and Gas Holdings, LLC, North Peak Oil & Gas Holdings, LLC, The SGK 2018 Revocable Trust	8-K	10.2	11/3/2025	001-35922
10.25	Form of Support Agreement dated October 31, 2025	8-K	10.3	11/3/2025	001-35922
10.26#	Amended and Restated Credit Agreement dated as of October 31, 2025, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, and the lenders party thereto	8-K	10.4	11/3/2025	001-35922
10.27♦	Second Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.7	11/3/2025	001-35922
10.28♦	Employment Agreement dated October 31, 2025, between PEDEVCO Corp. and J. Douglas Schick	8-K	10.1	11/3/2025	001-35922
10.29♦	Employment Agreement dated October 31, 2025, between PEDEVCO Corp. and Clark R. Moore	8-K	10.11	11/3/2025	001-35922
10.30♦	Employment Agreement dated October 31, 2025, between PEDEVCO Corp. and Jody Crook	8-K	10.12	11/3/2025	001-35922
10.31♦	Offer Letter dated October 30, 2025, between PEDEVCO Corp. and Reagan Tuck Dukes	8-K	10.13	11/3/2025	001-35922
10.32♦	Offer Letter dated October 30, 2025, between PEDEVCO Corp. and Robert J. Long	8-K	10.14	11/3/2025	001-35922
14.1	Code of Ethics and Business Conduct	8-K/A	14.1	8/8/2012	000-53725
16.1	Letter from Marcum LLP dated July 8, 2025	8-K	16.1	7/8/2025	001-35922
19.1♦	PEDEVCO Corp. First Amended and Restated Policy on Insider Trading**	10-K	19.1	3/31/2025	001-35922

21.1	List of Subsidiaries of PEDEVCO CORP.	X
23.1	Consent of Weaver and Tidwell, L.L.P.*	X
23.2	Consent of Cawley, Gillespie & Associates, Inc.*	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97.1	PEDEVCO Corp., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation **		10-Q	10.2	11/9/2023	001-35922
99.1	Reserves Report of Cawley, Gillespie & Associates, Inc. for reserves of PEDEVCO Corp. as of December 31, 2025		8-K	99.2	2/25/2026	001-35922
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	X

X	Filed herewith.
*	Furnished herein.
♦	Indicates management contract or compensatory plan or arrangement.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

ITEM 16. FORM 10-K SUMMARY.

                None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

March 31, 2026	By:	/s/ J. Douglas Schick
J. Douglas Schick
President, Chief Executive Officer, and Director
(Principal Executive Officer)

March 31, 2026	By:	/s/ Robert J. Long
Robert J. Long
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ J. Douglas Schick	President, Chief Executive Officer, and Director	March 31, 2026
Mr. J. Douglas Schick	(Principal Executive Officer)

By: /s/ Robert J. Long	Chief Financial Officer and Treasurer	March 31, 2026
Robert J. Long	(Principal Financial and Accounting Officer)

By: /s/ Josh Schmidt	Director	March 31, 2026
Josh Schmidt

By: /s/ John K. Howie	Director	March 31, 2026
John K. Howie

By: /s/ Martyn Willsher	Director	March 31, 2026
Martyn Willsher

By: /s/ Kristel Franklin	Director	March 31, 2026
Kristel Franklin

By: /s/ Edward Geiser	Director	March 31, 2026
Edward Geiser

