Form 10-Q
period 2026-03-31
PEDEVCO CORP
filed 2026-05-14
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

At May 13, 2026, there were 13,301,403 shares of the Registrant’s common stock outstanding.

PEDEVCO CORP.

REVERSE STOCK SPLIT

On October 29, 2025, stockholders of PEDEVCO Corp. (the “Company”, “we” and “us”) who collectively held more than two-thirds of the combined voting power of the total issued and outstanding shares of Company common stock, executed a written consent in lieu of a special meeting of stockholders of the Company (the “Written Consent”), approving among other things, the grant of discretionary authority to the Company’s Board of Directors (the “Board”) to (A) approve an amendment to the Company’s Certificate of Formation, as amended, to effect a reverse stock split of our issued and outstanding shares of common stock, by a ratio of between one-for-ten to one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board or a duly authorized committee thereof in its discretion, at any time after approval of the amendment and prior to October 30, 2026, and (B) determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share of common stock as of the time when those entitled to receive such fractions are determined, or to entitle stockholder to receive from the Company’s transfer agent, in lieu of any fractional share, the number of shares of common stock rounded up to the next whole number (the “Stockholder Authority”).

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

At the Effective Time, every twenty (20) shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would have otherwise been entitled to receive a fractional share as a result of the Reverse Stock Split instead received cash in lieu of such fractional share, based upon the closing sale price of the common stock on the trading day immediately prior to the Effective Time as reported on the NYSE American.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (this “Report”) include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may,” and similar expressions or future or conditional verbs such as “should”, “would”, and “could” are generally forward-looking in nature and not historical facts. Forward-looking statements which are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs and cash flows, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers are cautioned not to place undue reliance on these forward-looking statements.

Forward-looking statements may include statements about:

●	our business strategy;
●	our reserves;
●	our technology;
●	our cash flows and liquidity;
●	our financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	the availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including, in particular, additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions;
●	costs of exploiting and developing our properties and conducting other operations;
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

●	our future operating results;
●	the benefits of our recent acquisitions (discussed below) and future acquisition transactions;
●	the impairment of oil and gas assets;
●	our estimated future reserves and the present value of such reserves; and
●	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2026	December 31,
	(Unaudited)	2025
Assets
Current assets:
Cash	$7,702	$3,222
Restricted cash	3,634	-
Accounts receivable – oil and gas	27,407	25,666
Inventory	141	61
Derivative contract assets, current	3,340	8,368
Prepaid expenses and other current assets	307	434
Total current assets	42,531	37,751

Oil and gas properties:
Oil and gas properties, subject to amortization, net	301,525	303,411
Oil and gas properties, not subject to amortization, net	15,861	18,859
Total oil and gas properties, net	317,386	322,270

Derivative contract assets	7,585	9,640
Operating lease – right-of-use asset	169	213
Deferred income taxes	96	-
Other assets	2,316	5,995
Total assets	$370,083	$375,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,922	$32,436
Accrued expenses	12,418	8,245
Revenue payable	22,947	21,480
Income tax payable	28	-
Operating lease liabilities – current	170	182
Derivative contract liabilities – current	16,764	964
Asset retirement obligations – current	714	1,170
Total current liabilities	62,963	64,477

Long-term liabilities:
Revolving credit facility	98,000	87,000
Operating lease liabilities, net of current portion	-	32
Derivative contract liabilities	11,366	6,358
Asset retirement obligations, net of current portion	13,341	7,641
Deferred income taxes	-	800
Other long-term liabilities	2,228	2,197
Total liabilities	187,898	168,505

Commitments and contingencies (Note 12)

Shareholders’ equity:
Series A preferred stock, $0.001 par value, 200,000,000 shares authorized; -0- and 17,013,637 shares issued and outstanding, respectively	-	17,014
Common stock, $0.001 par value, 200,000,000 shares authorized; 13,300,621 and 4,797,239 shares issued and outstanding, respectively	13	5
Additional paid-in capital	329,659	312,205
Accumulated deficit	(147,487)	(121,860)
Total shareholders’ equity	182,185	207,364
Total liabilities and shareholders’ equity	$370,083	$375,869

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Oil and gas sales	$40,222	$8,736

Operating expenses:
Lease operating costs	16,357	3,412
Selling, general and administrative expense	3,107	1,596
Depreciation, depletion, amortization and accretion	12,450	3,346
Impairment of oil and gas properties	1,605	232
Total operating expenses	33,519	8,586

Operating income	6,703	150

Other income (expense):
Interest expense	(1,995)	-
Interest income	58	64
Net loss on derivative contracts	(31,266)	-
Other income (expense)	5	2
Total other (expense) income	(33,198)	66
(Loss) Income before income taxes	(26,495)	216
Income tax benefit (expense)	868	(76)

Net (loss) income	$(25,627)	$140

(Loss) earnings per common share:
Basic	$(3.28)	$0.03
Diluted	$(3.28)	$0.03

Weighted average number of common shares outstanding:
Basic	7,815,752	4,543,406
Diluted	7,815,752	4,543,406

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net (loss) income	$(25,627)	$140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	12,450	3,346
Impairment of oil and gas properties	1,605	232
Amortization of right-of-use asset	48	28
Amortization of deferred financing costs	168	-
Share-based compensation expense	492	475
Net loss on derivative contracts	31,266	-
Cash received for derivative settlements, net	158	-
Deferred income taxes	(896)	76
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(1,741)	(3,853)
Note receivable accrued interest	-	(41)
Inventory	(80)	-
Prepaid expenses and other current assets	521	81
Accounts payable	(16,977)	(3,154)
Accrued expenses	7,622	6,432
Revenue payable	1,467	2,166
Income tax payable	28	-
Other liabilities	31	-
Net cash provided by operating activities	10,535	5,928

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(16,476)	(1,403)
Cash received for sale of oil and gas property	-	2,028
Net cash (used in) provided by investing activities	(16,476)	625

Cash Flows From Financing Activities:
Proceeds from credit facility	11,000	-
Reverse stock split costs	(44)	-
Net cash provided by financing activities	10,956	-

Net increase in cash and restricted cash	5,015	6,553
Cash and restricted cash at beginning of period	6,321	6,607
Cash and restricted cash at end of period	$11,336	$13,160

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,147	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$12,683	$4,277
Changes in estimates of asset retirement costs, net	$4,474	$1,085
Conversion of preferred stock into common stock	$17,014	$-
Issuance of restricted common stock	$-	$1

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

(amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2025	17,013,637	$17,014	4,797,239	$5	$312,205	$(121,860)	$207,364
Issuance of restricted common stock	-	-	10,949	-	-	-	-
Restricted common stock surrendered for tax withholding	-	-	(14,192)	-	-	-	-
Conversion of preferred stock into common stock	(17,013,637)	(17,014)	8,506,818	8	17,006	-	-
Reduction for fractional shares in reverse stock split	-	-	(193)	-	(44)	-	(44)
Stock-based compensation	-	-	-	-	492	-	492
Net loss	-	-	-	-	-	(25,627)	(25,627)
Balances at March 31, 2026	-	$-	13,300,621	$13	$329,659	$(147,487)	$182,185

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2024	-	$-	4,474,765	$4	$227,098	$(111,498)	$115,604
Issuance of restricted common stock	-	-	92,205	1	(1)	-	-
Stock-based compensation	-	-	-	-	475	-	475
Net income	-	-	-	-	-	140	140
Balances at March 31, 2025	-	$-	4,566,970	$5	$227,572	$(111,358)	$116,219

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of PEDEVCO Corp. (“PEDEVCO” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in PEDEVCO’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “2025 Annual Report”), have been omitted.

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

Reverse Stock Split

On March 13, 2026, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s stockholders on October 29, 2025 and became effective on February 27, 2026, subject to the determination of the Board of Directors to move forward with the Reverse Stock Split and determination of the final Reverse Stock Split ratio. On February 27, 2026, following the effectiveness of the stockholder consent, the Company’s Board of Directors determined to move forward with the Reverse Stock Split and approved the 1-for-20 reverse stock ratio.

As a result of the Reverse Stock Split:

•	every 20 shares of issued and outstanding common stock were automatically combined into one share of common stock;
•	the par value of the Company’s common stock remained unchanged at $0.001 per share; and
•	fractional shares remaining after the Reverse Stock Split were paid in cash, such amounts were not material.

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

The Company’s D-J Basin assets (the “D-J Basin Assets”) are located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, are held through the Company’s wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and NPOG, and are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”).

The Company’s PRB assets (the “Powder River Basin Assets” or “PRB Assets”) are predominantly located in Laramie and Campbell Counties, Wyoming, are held through the Company’s wholly-owned subsidiary Century Oil and Gas, LLC (“Century”), and operated by the Company’s wholly-owned operating subsidiaries, Century Oil and Gas Sub-Holdings, LLC (“COG”), Navigation Powder River, LLC (“NPR”), and Pine Haven Resources, LLC (“Pine Haven”).

The Company’s Permian Basin assets (the “Permian Basin Assets”) are located in Chaves and Roosevelt Counties, New Mexico, are held by the Company’s wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and are operated by the Company’s wholly-owned subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”).

On October 31, 2025, the Company completed the transactions (the “Mergers”) contemplated by that certain Agreement and Plan of Merger, dated October 31, 2025 (the “Merger Agreement”), by and among the Company; NP Merger Sub, LLC, a wholly owned subsidiary of the Company (the “First Merger Sub”); COG Merger Sub, LLC, a wholly owned subsidiary of the Company (the “Second Merger Sub,” and together with First Merger Sub, the “Merger Subs”); NPOG and COG (together with NPOG, the “Acquired Companies”); and, solely for purposes of specified provisions therein, North Peak Oil & Gas Holdings, LLC (“North Peak”), pursuant to which the Acquired Companies were merged with and into the Merger Subs, with the Acquired Companies continuing as the surviving companies and wholly-owned subsidiaries of the Company. The Acquired Companies own substantial oil-weighted producing assets and significant leasehold interests in the D-J Basin and PRB.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2025 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2025.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted this ASU on December 31, 2025, and has reflected the required disclosures in the accompanying notes to the consolidated financial statements. The ASU had no impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Oil sales	$36,558	$7,074
Natural gas sales	1,892	842
Natural gas liquids sales	1,772	820
Total revenue from customers	$40,222	$8,736

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of March 31, 2026 or March 31, 2025.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	March 31, 2026	December 31, 2025
Cash	$7,702	$3,222
Restricted cash*	3,634	-
Restricted cash included in other assets	-	3,099
Total cash and restricted cash	$11,336	$6,321

* Represents cash previously classified within other assets due to restrictions on access, as the funds served as collateral for surety bonds related to the Company’s drilling operations. These amounts are anticipated to become unrestricted within 90 days of the date of this Report and are therefore classified as current restricted cash on the Company’s consolidated balance sheet as of March 31, 2026. The increase in restricted cash from the prior period is primarily attributable to the Company’s Mergers completed in October 2025.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the three months ended March 31, 2026 (in thousands):

	December 31, 2025	Additions	Disposals	Transfers	March 31, 2026
Oil and gas properties, subject to amortization	$434,218	$3,475	$-	$1,711	$439,404
Oil and gas properties, not subject to amortization	24,545	318	-	(1,711)	23,152
Asset retirement costs	7,037	4,474	-	-	11,511
Accumulated depreciation and depletion	(98,046)	(11,546)	-	-	(109,592)
Accumulated impairment	(45,484)	(1,605)	-	-	(47,089)
Total oil and gas properties, net	$322,270	$(4,884)	$-	$-	$317,386

For the three-month period ended March 31, 2026, the Company incurred $3.8 million of capital expenditures primarily related to completion activities for 10 non-operated wells in the D-J Basin, in which the Company holds working interests ranging from 1.1% to 6.3%.

Additionally, for the three-month period ended March 31, 2026, the Company recorded an impairment of oil and gas properties of $1.6 million, related to undeveloped leases representing 3,660 net acres in the D-J Basin that it allowed to expire or currently has no plans to drill prior to expiration.

The depletion recorded for production on proved properties for the three months ended March 31, 2026 and 2025, amounted to $11.5 million and $3.0 million, respectively.

NOTE 7 –MERGER ACQUISITION

On October 31, 2025, the Company completed the transactions contemplated by the Merger Agreement discussed in “Note 2 – Description Of Business”.

Pursuant to the Merger Agreement, (i) the First Merger Sub merged with and into NPOG, with NPOG surviving as a wholly-owned subsidiary of PEDEVCO, and (ii) the Second Merger Sub merged with and into COG, with COG surviving as a wholly-owned subsidiary of PEDEVCO. The Acquired Companies own substantial oil-weighted producing assets and significant leasehold interests in the D-J Basin and Powder River Basin located in Wyoming.

The aggregate fair value of the consideration paid in the Mergers was approximately $179.9 million. Of this amount, $115.6 million was paid in cash at closing (October 31, 2025), including (a) $87.0 million drawn under the Company’s Amended and Restated Credit Agreement (net of $1.3 million in debt issuance costs) and (b) proceeds from certain investors who subscribed for and purchased an aggregate of 6,363,637 shares of PEDEVCO Series A Preferred Stock at a purchase price of $5.50 per share ($11.00 per common stock share issuable upon conversion thereof, on a post-reverse stock split basis), resulting in gross proceeds of $35.0 million. The cash consideration was further reduced by $4.7 million in transaction costs directly related to the Mergers. On February 27, 2026, the Series A Preferred Stock converted into 3,181,818 shares of PEDEVCO common stock automatically pursuant to its terms (the “Automatic Conversion Date”).

The acquisition was accounted for as a business combination under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. The fair value of the consideration transferred was allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis and recorded as of October 31, 2025. The preliminary allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. Acquisition-related costs were expensed as incurred in accordance with ASC 805.

Determining the fair value of the acquired assets and assumed liabilities required significant judgment and the use of various assumptions, the most significant of which related to the valuation of NPOG’s and COG’s oil and gas properties. The inputs and assumptions used in valuing these properties were classified as Level 3 within the fair value hierarchy.

Consideration:
Series A Convertible Preferred Stock	10,650
Fair Value Per Share of Preferred Stock	$6,030
Common stock consideration, net of estimated liabilities assumed by PEDEVCO	$64,220

Cash paid to settle North Peak Debt	115,646

Total consideration	$179,866

Fair value of assets acquired:
Cash and restricted cash	$24
Accounts receivable	12,806
Commodity derivative, asset - current	5,264
Prepaid expenses and other current assets	591
Evaluated oil and gas properties	191,700
Unevaluated oil and gas properties	11,266
Asset retirement costs	1,584
Other long-term assets	2,177
Total assets acquired	$225,412

Fair value of liabilities assumed:
Accounts payable and accrued liabilities	$41,719
Asset retirement obligations - current	488
Asset retirement obligations - long-term	1,096
Other long-term liabilities	2,243
Total liabilities assumed	$45,546

Total identifiable net assets acquired	$179,866

Unaudited pro forma financial information. Presented below are the Company’s condensed consolidated results of operations for the period presented on an unaudited pro forma basis, as if the Mergers had occurred on January 1, 2025. The information reflects adjustments based on available data and assumptions the Company believes are factual and supportable. The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the Mergers been completed on the assumed date, nor is it indicative of future results. It also does not give effect to any expected cost savings, synergies, or integration costs associated with the Mergers or the Acquired Assets.

(in thousands)	Three Months Ended March 31, 2025
Pro forma revenues	$40,028
Pro forma net loss	$(2,191)

At the closing of the Mergers (the “Closing”), the Company entered into a Shareholder Agreement with Century and North Peak (together, the “Juniper Shareholder”) and, for certain limited provisions, Dr. Simon G. Kukes, then Executive Chairman of the Company, and The SGK 2018 Revocable Trust (of which Dr. Kukes serves as trustee and beneficiary). The agreement grants the Juniper Shareholder board nomination rights from the Closing until the Automatic Conversion Date, including the right to designate one director nominee and one non-voting observer.

Following the Automatic Conversion Date, the Board consisted of six directors, with the Juniper Shareholder’s nomination rights determined based on its ownership percentage of Company’s common stock at that time. For purposes of the Shareholder Agreement, “Juniper Beneficial Ownership” is defined as the ownership, together with affiliates, of 3,181,818 shares of Company common stock issued to the Juniper Shareholder and its affiliates on February 27, 2026, relative to 13,300,815 shares of common stock outstanding as of such date, as applicable.

Based on Juniper Beneficial Ownership: (i) at 50% or more, the Juniper Shareholder may nominate three directors, including one independent director; (ii) from 30% to 49.9%, two directors; (iii) from 10% to 29.9%, one director; and (iv) below 10%, no nomination rights.

The Juniper Shareholder also has the right to remove or replace its designees, subject to Board approval and applicable SEC and NYSE independence and suitability requirements. At least one Juniper designee will serve on each Board committee (other than the Audit Committee) and will chair the Compensation and Nominating and Corporate Governance Committees, subject to limited exceptions.

The Shareholder Agreement also provides registration rights. The Company is required to use commercially reasonable efforts to file a registration statement within 45 days of the Automatic Conversion Date covering resale of shares issuable upon conversion of the Series A Preferred Stock, using Form S-3 or Form S-1 if necessary. The agreement permits underwritten offerings of at least $10 million, subject to customary conditions, underwriter approval, frequency limits, and applicable grace periods. Piggyback registration rights are also provided, subject to customary underwriter and priority provisions. The Company will bear related expenses and provide customary indemnification under the Securities Act of 1933, as amended. The Shareholder Agreement became effective at Closing and terminates in accordance with its terms.

On February 27, 2026, and at the request of the Juniper Shareholder pursuant to the Shareholder Agreement, the Board, upon recommendation of the Nominating and Corporate Governance Committee, increased its size from five (5) to six (6) directors and appointed Edward Geiser to the Board and as Chair of the Nominating and Corporate Governance Committee, to serve until his successor is duly elected and qualified or earlier resignation, death, or removal.

Also, effective February 27, 2026, Josh Schmidt, another Juniper Shareholder appointee, was appointed Chairman of the Board.

NOTE 8 – REVOLVING CREDIT FACILITY

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

Borrowings may be alternate base rate (“ABR”) loans or SOFR loans. SOFR loans bear interest at the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus a margin of 300–400 basis points, and ABR loans bear interest at the applicable base rate plus a margin of 200–300 basis points, in each case depending on borrowing base utilization. For the period ended March 31, 2026, total interest expense was $2.0 million, consisting of $1.8 million of contractual interest and $0.2 million of amortization of deferred financing costs, resulting in an effective interest rate of 8.4% per annum. The weighted-average balance outstanding under the facility was $95.5 million. The Company also pays a commitment fee on unused commitments of 37.5 or 50 basis points, depending on the percentage of the borrowing base utilized. Amounts may be prepaid without penalty, and mandatory prepayments apply upon certain events. As of March 31, 2026, the Company paid $31,000 in commitment fees.

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

On December 2, 2025, the parties to the A&R Credit Agreement entered into a First Amendment to Credit Agreement, which amended the A&R Credit Agreement to add an additional lender and re-allocate commitments among the lender group, which amendment was deemed immaterial by the Company, as there were no changes to the maturity date, the borrowing base, or any other material items.

On May 5, 2026, the parties to the A&R Credit Agreement entered into a Second Amendment to Credit Agreement which, among other amendments set forth therein, (i) amended the definition of “EBITDAX” to (A) update the cap on permitted transaction cost add-backs to EBITDAX for any acquisition or disposition of the Company’s oil and gas properties which form the collateral for the agreement, to the greater of $6,000,000 or five percent (5%) of the then-current borrowing base (currently $120 million), and (B) add back an estimated EBITDAX for the month of October 2025 attributable to the companies acquired in by the Company in October 2025 from Juniper Capital Advisors, L.P.  for any test period that includes the fiscal quarter ended December 31, 2025; (ii) amended the definition of "Test Period" to provide for annualization of EBITDAX beginning with the Test Period ended December 31, 2025, building to a full trailing twelve-month calculation for the Test Period ending September 30, 2026; (iii) revised the borrowing base redetermination schedule so that the next scheduled redetermination occurs on or about July 1, 2026, with semi-annual redeterminations thereafter on or about April 1 and October 1 of each year; and (iv) updated the reserve report delivery schedule so that the next reserve report is due on or about June 1, 2026, with subsequent reports thereafter due on or about March 1 and September 1 of each year.

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement (see Note 7 – Merger Acquisition above), representing the outstanding balance as of December 31, 2025. The Company subsequently borrowed an additional $6.0 million on January 8, 2026 and $5.0 million on February 5, 2026, representing an outstanding balance of $98.0 million as of March 31, 2026. The proceeds from these borrowings were used to fund the Company’s participation in certain non-operated well operations and to pay other Company obligations.

NOTE 9 – DERIVATIVES

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

On November 1, 2025, the Company assumed the derivative liabilities (novated hedges) associated with its Mergers (see Note 7 above) which are subject to master netting agreements. Additional derivative contracts with the same counterparty are also subject to netting. Still, in accordance with ASC 815, the Company will classify the fair value of all its derivative positions on a gross basis in its corresponding consolidated balance sheets. The Company has not designated its derivative instruments as accounting hedges. Accordingly, changes in the fair value of outstanding derivatives and settlements of derivative contracts are recognized in earnings and included in “Other Income (Expense)” under the caption “Net gain (loss) on derivative contracts” in the consolidated statements of operations.

“Derivative contract assets” and “Derivative contract liabilities” represent the estimated fair value of open derivative positions, which reflects the difference between current forward commodity prices and the contractual hedge prices for the remaining hedged volumes as of March 31, 2026 (the “mark-to-market” valuation). The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of March 31, 2026 (in thousands).

	Derivative Contracts
Commodity derivative instruments	Location of gain (loss) recognized in income on derivative contracts	March 31, 2026
Realized loss on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(3,375)
Unrealized loss on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	(27,891)
Total loss on derivative contracts		$(31,266)

As of March 31, 2026, the Company had the following open crude oil and natural gas derivative contracts:

Crude Oil - 3 Way Collars
	Producer Three-Way Collars (Summary of 3 separate contracts)				Participating Three-Way Collars (Summary of 3 separate contracts)
Date	Volume (Boe)	Put Sold ($/Boe)	Put Bought ($/Boe)	Call Sold ($/Boe)	Volume (Boe)	Put Bought ($/Boe)	Call Sold ($/Boe)	Call Bought ($/Boe)
2Q 2026	33,900	$0.00	$55.00	$67.65	23,700	$54.00	$62.50	$80.00
3Q 2026	31,800	$45.00	$55.00	$67.65	24,400	$54.00	$62.50	$80.00
4Q 2026	29,700	$45.00	$55.00	$67.65	66,900	$54.00	$62.50	$80.00
FY 2026	95,400	$45.00	$55.00	$67.65	115,000	$54.00	$62.50	$80.00
1Q 2027	27,400	$45.00	$55.00	$71.55	127,700	$54.00	$62.50	$80.00
2Q 2027	26,200	$45.00	$55.00	$71.55	163,700	$54.00	$62.50	$80.00
3Q 2027	25,200	$45.00	$55.00	$71.55	163,300	$54.00	$62.50	$80.00
4Q 2027	24,200	$45.00	$55.00	$71.55	129,800	$54.00	$62.50	$80.00
FY 2027	103,000	$45.00	$55.00	$71.55	584,500	$54.00	$62.50	$80.00
1Q 2028	-	-	-	-	114,100	$54.00	$62.50	$80.00
2Q 2028	-	-	-	-	128,000	$54.00	$62.50	$80.00
3Q 2028	-	-	-	-	123,000	$54.00	$62.50	$80.00
4Q 2028	-	-	-	-	39,100	$54.00	$54.00	$80.00
FY 2028	-	-	-	-	404,200	$54.00	$62.50	$80.00

Crude Oil - Swaps and Costless Collars
	Swaps		Costless Collars
Date	Volume (Boe)	Avg. Price ($/Boe)	Volume (Boe)	Floor Price ($/Boe)	Ceiling Price ($/Boe)
2Q 2026	126,000	$64.15	168,523	$54.89	$70.40
3Q 2026	180,000	$69.09	71,170	$54.87	$70.24
4Q 2026	105,000	$68.51	77,083	$54.63	$68.55
FY 2026	411,000	$67.43	316,776	$54.71	$69.12
1Q 2027	30,000	$64.90	54,900	$54.00	$64.00
2Q 2027	30,000	$64.90	9,900	$54.00	$64.00
3Q 2027	30,000	$64.90	1,700	$54.00	$64.00
4Q 2027	30,000	$64.90	1,800	$54.00	$64.00
FY 2027	120,000	$64.90	68,300	$54.00	$64.00
1Q 2028	-	-	-	-	-
2Q 2028	-	-	-	-	-
3Q 2028		-	-	-	-
4Q 2028	-	-	-	-	-
FY 2028	-	-	-	-	-

Natural Gas
	Swaps		Costless Collars
Date	Volume (Mcf)	Avg. Price ($/mcf)	Volume (Mcf)	Floor Price ($/mcf)	Ceiling Price ($/mcf)
2Q 2026	259,905	$3.95	17,800	$3.50	$5.21
3Q 2026	247,500	$3.95	17,200	$3.50	$5.21
4Q 2026	234,100	$3.95	18,700	$3.50	$5.21
FY 2026	741,505	$3.95	53,700	$3.50	$5.21
1Q 2027	-	$0.00	237,000	$4.00	$5.25
2Q 2027	209,000	$3.74	16,900	$4.00	$5.12
3Q 2027	201,900	$3.74	16,900	$4.00	$5.12
4Q 2027	151,200	$3.74	11,500	$4.00	$5.12
FY 2027	562,100	$3.74	282,300	$4.00	$5.15
1Q 2028	-	-	122,700	$4.00	$4.62
2Q 2028	118,100	$3.49	-	-	-
3Q 2028	115,100	$3.49	-	-	-
4Q 2028	37,900	$3.49	-	-	-
FY 2028	271,100	$3.49	122,700	$4.00	$4.62

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The Company applies fair value guidance on a non-recurring basis to certain non-financial assets and liabilities, which are not measured at fair value on an ongoing basis but are subject to adjustment if events or changes in circumstances indicate impairment or other adjustments may be necessary.

The following table, sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2026 (in thousands).

	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$-	$10,925	$-	$10,925

Liabilities
Derivative contract liabilities	$-	$28,130	$-	$28,130

Derivative contracts listed above as Level 2 include fixed-price swaps and costless put/call collars that are carried at fair value. The Company records the net change in fair value of these positions in “Net gain (loss) on derivative contracts”.

Asset retirement obligations. The fair value of asset retirement obligation is estimated using discounted cash flow projections with primarily Level 3 inputs, using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation, estimated plugging and abandonment costs, timing of remediation, the credit adjusted risk-free rate and inflation rate.

Merger Acquisition. On October 31, 2025, the Company completed the Mergers with the Acquired Companies, recording assets and liabilities at fair value. Oil and gas properties and asset retirement obligations were valued using discounted cash flows with primarily Level 3 inputs, including estimated future production based upon the estimation of reserves, future operating and development costs, future commodity prices (adjusted for basis differentials), and discount rates (see Note 7—Merger Acquisition).

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

Activity related to the Company’s asset retirement obligations is as follows (in thousands):

Three Months Ended March 31, 2026
Balance at the beginning of the period (1)	$8,811
Accretion expense	890
Liabilities settled	(120)
Changes in estimates, net	4,474
Balance at end of period (2)	$14,055

(1)	Includes $1,170,000 of current asset retirement obligations at December 31, 2025.

(2)	Includes $714,000 of current asset retirement obligations at March 31, 2026.

In New Mexico, the Company, through its New Mexico operating subsidiary RAZO, has entered into a Stipulated Final Order (“SFO”) with Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO.  RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO.  The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During the three months ended March 31, 2026, the Company reimbursed the OCD $120,000 in plugging and abandoning costs related to the SFO.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

Currently, the Company has one operating sublease for office space that requires ASC Topic 842 treatment, discussed below.

The Company’s leases typically do not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  However, at the time of implementation, the Company did not maintain debt at the time, and in order to apply an appropriate discount rate, the Company used a borrowing rate obtained from a financial institution at which it maintains banking accounts.

In December 2022, the Company entered into a lease agreement for approximately 5,200 square feet of office space in Houston, Texas, that commenced on September 1, 2023, which expires on February 28, 2027. The remaining monthly payments are approximately $16,000 through the end of the lease. The Company paid a security deposit of $14,700.

Supplemental cash flow information related to the Company’s operating office sublease is included in the table below (in thousands):

Three Months Ended
March 31, 2026
Cash paid for amounts included in the measurement of lease liabilities	$48

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

March 31, 2026
Operating lease – right-of-use asset	$169

Operating lease liabilities - current	$170
Operating lease liabilities - long-term	-
Total lease liability	$170

The weighted-average remaining lease term for the Company’s operating lease is 0.9 years as of March 31, 2026, with a weighted-average discount rate of 7.90%.

Lease liability with enforceable contract terms that have greater than one-year terms are as follows (in thousands):

Remainder of 2026	$144
2027	32
Thereafter	-
Total lease payments	176
Less imputed interest	(6)
Total lease liability	$170

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.  In the D-J Basin Asset, 16,138 net acres are set to expire during 2026 (net to our direct ownership interest only), with 2,133 and 638 net acres set to expire for the years ending December 31, 2027 and 2028 respectively, and 8,081 net acres thereafter, if we fail to meet drilling commitments or obtain term assignment extensions (net to our direct ownership interest only).  In the PRB, in the Powder River Basin Asset, 4,822 net acres are set to expire during 2026, with 34,999 and 15,828 net acres set to expire for the years ending December 31, 2027 and 2028, respectively.  In the Permian Basin Asset only no net acres are set to expire for the year ending December 31, 2026, (net to our direct ownership interest only), all of the remaining acreage is currently held by production.

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

Tilloo failed to make its initial installment payment on January 8, 2025, and has not made any subsequent payments as of December 31, 2025. The Company issued a notice of default under the Note to Tilloo in mid-January 2025, and sought to work with Tilloo into April 2025, in an effort to either restructure the Note or arrange for the sale of the assets securing the same to an unaffiliated third-party buyer, with proceeds of such sale to be applied toward repayment of the Note. On September 18, 2025, Tilloo filed a civil lawsuit against the Company in the District Court of Harris County, Texas, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. In November 2025, the Company issued to Tilloo a notice of acceleration and demand for payment under the Note and also filed a counterclaim against Tilloo for breach of contract seeking full recovery under the Note. In February 2026, the Company filed a motion for summary judgement with respect to Tilloo’s claims and the Company’s counterclaims asserted against Tilloo for breach of contract, which motion is currently pending before the Court. On May 4, 2026, Tilloo amended its lawsuit to include a statutory fraud claim and punitive damages claim and dropped its breach of contract claim.  Discovery is ongoing, with trial set for March 1, 2027.  The Company does not anticipate that the Company will incur any material losses related to this matter.

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

NOTE 13 – SHAREHOLDERS’ EQUITY

All share and per-share amounts presented below have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on March 13, 2026.

Series A Convertible Preferred Stock

As part of the Mergers, the Company issued newly designated Series A Convertible Preferred Stock of the Company in two separate transactions. First, in connection with the Mergers, 10,650,000 shares of Series A Convertible Preferred Stock were issued to Century and North Peak in exchange for their interests in the Acquired Companies (the “Merger Shares”). These Merger Shares were fully paid and nonassessable and were designed to automatically convert into common stock at a 0.5-to-1 ratio yielding 5,325,000 shares upon full conversion (see Note 7 – Merger Acquisition above for the purchase price consideration allocated to the aforementioned Series A Convertible Preferred Stock issuance).

In addition, concurrently with the Mergers, certain investors (the “PIPE Investors”) purchased 6,363,637 shares of the same Series A Convertible Preferred Stock at $5.50 per share ($11.00 per share of common stock issuable upon conversion thereof, on a post-reverse stock split basis) under subscription agreements (“PIPE Preferred Shares”). Like the Merger Shares, these PIPE Preferred Shares were convertible into common stock at a 0.5-to-1 ratio, yielding 3,181,818 shares upon full conversion. The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of PEDEVCO is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity partially owned and controlled by J. Douglas Schick, the Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a then member of the Board, is trustee and beneficiary ($550,000); (e) Jody D. Crook, the Chief Commercial Officer of the Company ($25,003); (f) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (g) Reagan T. Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of PEDEVCO at the closing of the Mergers ($52,503) and (h) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of the Company at the closing of the Mergers ($52,503). The PIPE Preferred Share investment (the “PIPE Financing”) closed concurrently with the Mergers and the $35.0 million of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

In both preferred stock issuances noted above, the preferred stock functioned as a temporary equity instrument that subsequently and automatically converted into 8,506,818 shares of common stock on February 27, 2026. Therefore, the Company has no preferred stock issued or outstanding as of March 31, 2026.

Common Stock

During the three months ended March 31, 2026, the Company granted an aggregate of 10,949 restricted stock awards to one existing and one newly appointed Board member of the Company (see Note 14 below).

As noted above, 17,013,637 shares of Series A preferred stock automatically converted into 8,506,818 shares of the Company’s common stock on February 27, 2026.

NOTE 14 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Common Stock

On February 5, 2026, in connection with his service on the Board, Director John K. Howie was granted 1,075 shares of restricted common stock under the 2021 Equity Incentive Plan (the “2021 Plan”) for services rendered to the Board for the period from November 1, 2025 through January 31, 2026, in lieu of cash compensation for his services as a director. The shares had an aggregate fair value of $12,500, representing the cash compensation otherwise payable to Mr. Howie.

On February 27, 2026, in connection with his appointment to the Board, Director Edward Geiser was granted 9,874 shares of restricted common stock under the 2021 Plan. The shares vest in four equal 25% installments on the three-, six-, nine-, and twelve-month anniversaries of the grant date, subject to his continued service and the terms of a restricted shares grant agreement. These shares have a total fair value of $123,200 based on the market price on the grant date.

The Company grants restricted stock awards to employees. The following table summarizes activity for nonvested restricted stock awards for the period ended March 31, 2026:

Nonvested Awards	Number of Awards	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2026	292,243	13.61
Granted	10,949	12.10
Vested	(31,117)	15.92
Forfeited*	(14,192)	16.19
Nonvested at March 31, 2026	257,883	13.16

*To satisfy employee tax withholding obligations, these shares were surrendered and cancelled and were recorded as a reduction to additional paid-in capital.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three months ended March 31, 2026, was $472,000. The remaining unamortized stock-based compensation expense at March 31, 2026 related to restricted stock was $1,926,000.

Options

During the three months ended March 31, 2026, no stock options were granted, and the Company recognized stock option expense of $20,000. The remaining amount of unamortized stock options expense at March 31, 2026 was $80,000.

The intrinsic value of outstanding and exercisable options at March 31, 2026 was $37,600.

Option activity during the three months ended March 31, 2026, was:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2025	104,200	$20.09	2.3
Expired/Canceled	(15,500)	$27.80
Outstanding at March 31, 2026	88,700	$18.75	2.4
Exercisable at March 31, 2026	65,563	$19.77	2.0

NOTE 15 – EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share-basic is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share-diluted assumes the conversion of all potentially dilutive securities and is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock, as defined above, outstanding plus potentially dilutive securities. Net income (loss) per common share-diluted considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares, as defined above, would have an anti-dilutive effect.

The calculation of earnings (loss) per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

Numerator:	March 31, 2026	March 31, 2025
Net (loss) earnings	$(25,627)	$140

Effect of common stock equivalents	-	-
Net income adjusted for common stock equivalents	$(25,627)	$140

Denominator:
Weighted average common shares – basic	7,815,752	4,543,406

Dilutive effect of common stock equivalents:
Options	-	-

Denominator:
Weighted average common shares – diluted	7,815,752	4,543,406

(Loss) earnings per common share – basic	$(3.28)	$0.03

(Loss) earnings per common share – diluted	$(3.28)	$0.03

For the three months ended March 31, 2026, and 2025, share equivalents related to options to purchase 88,700 and 114,700 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 16 – INCOME TAXES

The Company’s effective tax rate was approximately 3.3% and 34.9% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate was primarily due to the impact of the change in the valuation allowance recorded for the period, which was not recorded in the previous period. As a result, the Company recognized income tax benefit of $868 thousand for the period ended March 31, 2026.

NOTE 17 — SEGMENT INFORMATION

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

NOTE 18 – SUBSEQUENT EVENTS

On April 30, 2026, in connection with his service on the Board, Director John K. Howie was granted 782 shares of restricted common stock under the 2021 Plan for services rendered during the period from January 31, 2026 through April 30, 2026, in lieu of cash compensation for his services as a director. The shares had an aggregate fair value of $12,500, representing the cash compensation otherwise payable to Mr. Howie.

On May 5, 2026, the Company entered into a Second Amendment to the A&R Credit Agreement which, among other changes, amended certain EBITDAX calculation provisions, including updates to permitted transaction cost add-backs and the inclusion of estimated EBITDAX related to the Company’s October 2025 acquisitions from Juniper Capital Advisors, L.P. for applicable test periods. The amendment also revised the definition of “Test Period” to provide for phased annualization of EBITDAX beginning with the quarter ended December 31, 2025, updated the borrowing base redetermination schedule, and revised the reserve report delivery schedule (see Note 8 above).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, and the unaudited consolidated financial statements included in this quarterly Report.

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 5 of our Annual Report on Form 10‑K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2026 means the year ended December 31, 2026, whereas fiscal 2025 means the year ended December 31, 2025.

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three months ended March 31, 2026, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three-month periods ended March 31, 2026, and 2025, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition and development of oil and natural gas assets where the latest in modern drilling and completion techniques and technologies have yet to be applied. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the Denver-Julesberg Basin (“D-J Basin”) in Colorado and Wyoming, the Powder River Basin (the “Powder River Basin” or “PRB”) in Wyoming, and in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”).

As of March 31, 2026, we held approximately 89.784 net acres in the D-J Basin located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, through our wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and North Peak Oil & Gas, LLC (“NPOG”)(the “D-J Basin Asset”), which assets are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”). On April 3, 2025, effective January 1, 2025, the Company sold all of its legacy 17 gross (15.4 net) operated wells in the D-J Basin in order to reduce plugging and abandonment liabilities and recurring operating expenses. The Company retained ownership of the associated leasehold interests, as these legacy wells no longer provided meaningful oil and gas production.

As of March 31, 2026, the Company held approximately 202,100 net acres in the Powder River Basin, predominantly located in Campbell County, Wyoming, through its wholly-owned subsidiary Century Oil and Gas Sub-Holdings, LLC (“COG”).  These assets are operated by the Company’s wholly-owned operating subsidiaries, COG, Navigation Powder River, LLC (“NPR”), and Pine Haven Resources, LLC (“Pine Haven”), and are referred to as the “Powder River Basin Asset” or the “PRB Asset.”

As of March 31, 2026, we held approximately 14,505 net acres in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”). These assets are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), and are collectively referred to as our “Permian Basin Asset.”

As of March 31, 2026, we held interests in 184 gross (79.4 net) wells, consisting of 180 producing wells, three saltwater disposal wells, and one drilled but uncompleted wells (“DUCs”) in the D-J Basin Asset. Of these wells, 74 gross (66.9 net) were operated, and 110 gross (12.5 net) were non-operated. In the PRB Asset, we held interests in 156 gross (135.4 net) wells, consisting of 140 producing wells, 15 injection wells, and one saltwater disposal well. Of these wells, 16 gross (1.4 net) were non-operated. In the Permian Basin, we held interests in 38 gross (34.5 net) wells  consisting of 34 producing wells, two injection wells, and two saltwater disposal wells.

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

29

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. In areas we deem highly economic and do not have a high enough working interest to serve as operator, we seek to participate in projects if returns match or exceed other projects in our portfolio. Due to the fragmented nature of acreage positions in some of our holdings, our ownership interest does not always allow us to serve as the operator. Our net capital expenditures for 2026 are estimated at the time of this filing to range between $16 million to $20 million. This estimate includes a range of $6 million to $7 million for drilling and completion costs on our D-J Basin Assets (of which approximately $3 million is carry over from our 2025 program) and approximately $10 million to $13 million in estimated capital expenditures for optimization projects on the newly acquired assets from the Mergers. These optimization projects include jet pump to rod pump or gas lift conversions, electronic submersible pump (ESP) to rod pump conversions, compression optimization projects, recompletions, and well cleanouts that are expected to materially lower lease operating expenses on our operated assets going forward. Other minor capital expenditures included in these figures are leasing, facilities, remediation and other miscellaneous capital expenses. We anticipate that approximately 90% of our expected capital expenditures for 2026 will be allocated to the D-J Basin and 10% will be allocated collectively to the Powder River and Permian Basin.  These estimates do not include any expenditures for acquisitions or other projects that may arise but are not currently anticipated. We are also currently evaluating future development plans for late 2026 and 2027, as we integrate the assets and operations acquired in the Mergers and work to execute the near-term optimization program outlined above. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2026 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) public or private debt or equity financings, including up to $7.6 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”) discussed in greater detail below under “Liquidity and Capital Resources—Financing” (under which we have sold 24,498 shares of common stock to date at a sales prices ranging between $14.32 to $16.02 per share), and (iv) funding through credit or loan facilities, including under the Company’s A&R Credit Agreement with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $120 million and an aggregate maximum revolving credit amount of $250 million (of which $98 million has been drawn down by the Company to date), as discussed in greater detail below under “Amended and Restated Credit Agreement”. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2026.

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

In February 2025, the Company entered into a Joint Development Agreement with a large, Denver, Colorado-based private equity-backed D-J Basin exploration and production (E&P) Company with extensive operational experience (the “Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber drilling spacing units (DSUs) located in Weld County, Colorado, with the Operator paying to the Company $1.7 million, the Company agreeing to amend the Company’s existing Roth and Amber DSUs to increase each to 1,600 acres and transferring operatorship of the DSUs to the Operator, and the parties agreeing to jointly participate in the development of the Roth and Amber DSUs. The Roth wells were drilled and completed in the fourth quarter of 2025. The Operator had until May 10, 2026, to make an election to acquire up to 50% of the Company’s working interest in the Amber DSU at an acquisition price of approximately $2.5 million, which election date the Company agreed to extend through May 18, 2026.

Merger Agreement

On October 31, 2025 (the “Closing”), the Company completed the transactions contemplated by that certain Agreement and Plan of Merger, dated October 31, 2025 (the “Merger Agreement”), by and among the Company; NP Merger Sub, LLC, a wholly owned subsidiary of the Company (the “First Merger Sub”); COG Merger Sub, LLC, a wholly owned subsidiary of the Company (the “Second Merger Sub”); NPOG; COG; and, solely for purposes of specified provisions therein, North Peak Oil & Gas Holdings, LLC (“North Peak”).

Pursuant to the Merger Agreement, (i) the First Merger Sub merged with and into NPOG, with NPOG surviving as a wholly-owned subsidiary of PEDEVCO, and (ii) the Second Merger Sub merged with and into COG, with COG surviving as a wholly-owned subsidiary of PEDEVCO.

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

On December 2, 2025, the parties to the A&R Credit Agreement entered into a First Amendment to Credit Agreement, which amended the A&R Credit Agreement to add an additional lender and re-allocate commitments among the lender group, which amendment was deemed immaterial by the Company, as there were no changes to the maturity date, the borrowing base, or any other material items.

On May 5, 2026, the parties to the A&R Credit Agreement entered into a Second Amendment to Credit Agreement which, among other amendments set forth therein, (i) amended the definition of “EBITDAX” to (A) update the cap on permitted transaction cost add-backs to EBITDAX for any acquisition or disposition of the Company’s oil and gas properties which form the collateral for the agreement, to the greater of $6,000,000 or five percent (5%) of the then-current borrowing base (currently $120 million), and (B) add back an estimated EBITDAX for the month of October 2025 attributable to the companies acquired in by the Company in October 2025 from Juniper Capital Advisors, L.P.  for any test period that includes the fiscal quarter ended December 31, 2025; (ii) amended the definition of "Test Period" to provide for annualization of EBITDAX beginning with the Test Period ended December 31, 2025, building to a full trailing twelve-month calculation for the Test Period ending September 30, 2026; (iii) revised the borrowing base redetermination schedule so that the next scheduled redetermination occurs on or about July 1, 2026, with semi-annual redeterminations thereafter on or about April 1 and October 1 of each year; and (iv) updated the reserve report delivery schedule so that the next reserve report is due on or about June 1, 2026, with subsequent reports thereafter due on or about March 1 and September 1 of each year.

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement. The Company subsequently borrowed an additional $6.0 million on January 8, 2026 and $5.0 million on February 5, 2026. The proceeds from these borrowings were used to fund the Company’s participation in certain non-operated well operations and to pay other Company obligations. A total of $98 million is currently outstanding under the A&R Credit Agreement as of the date of this filing.

PIPE Offering

Concurrently with the Closing of the Mergers, certain investors (the “PIPE Investors”) subscribed for and purchased an aggregate of 6,363,637 shares of Series A Preferred Stock (the “PIPE Preferred Shares”), at a price per share equal to $5.50 per share (the “Purchase Price”) ($11.00 per share of common stock issuable upon conversion thereof, on a post-reverse stock split basis), pursuant to their entry into Series A Convertible Preferred Stock Subscription Agreements in favor of the Company (the “Subscription Agreements”). On the Automatic Conversion Date, the PIPE Preferred Shares converted into 3,181,818 shares of Company common stock (the “PIPE Conversion Shares”).

The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of the Company is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity owned and controlled by J. Douglas Schick, the Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a then member of the Board, is trustee and beneficiary ($550,000); (e) Jody D. Crook, the Chief Commercial Officer of the Company ($25,003); (f) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (g) Reagan T. Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of the Company at the Closing of the Mergers ($52,503) and (h) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of the Company at the Closing of the Mergers ($52,503). The PIPE Financing closed concurrently with the Mergers and the $35,000,004 of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

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

Holders of Series A Preferred Stock were entitled to certain protective provisions, requiring approval by a majority in interest of outstanding shares for actions such as amending governing documents, changing board composition, issuing new securities, major acquisitions or disposals, indebtedness above $500,000, executive appointments, and other material corporate actions. The holders of Series A Preferred Stock were provided no dividend rights, and in the event of liquidation, dissolution, or winding-up, Series A holders were to receive distributions pari passu with common shareholders, as if their shares were converted to common stock. All of the 17,013,637 then outstanding shares of Series A Preferred Stock converted on the Automatic Conversion Date, into an aggregate of 8,506,818 shares of the Company common stock in a ratio of 0.5-for-1.

Additionally, on February 27, 2026, the Company, after approval of the Board of Directors and the stockholders pursuant to the Written Consent, filed a Second Amended and Restated Certificate of Formation of the Company, which among other things, terminated the designation of the Series A Preferred Stock. As such, as of the date of this filing, we have no Series A Preferred Stock outstanding or designated.

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

Results of Operations

The following discussion and analysis of the results of operations for the three-month periods ended March 31, 2026, and 2025, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended March 31, 2026, vs. Three Months Ended March 31, 2025

We reported a net loss for the three-month period ended March 31, 2026, of $25.6 million, or ($3.28) per common share, compared to net income of $0.1 million, or $0.03 per share, for the three-month period ended March 31, 2025. Although revenues increased by $31.5 million in the current period compared to the prior period, net income decreased by $26.6 million. This decline was primarily driven by a net loss of $31.3 million on derivative contracts (both realized and unrealized), resulting from the recent and substantial increase in commodity prices in relation to the Company’s hedge positions. Additional factors contributing to the decrease include $2.0 million in interest expense and $24.9 million in total operating expenses, which includes a $1.6 million impairment of oil and gas properties (each discussed in more detail below) combined with income tax benefit of $868,000 (see Note 16 – Income Taxes, in the notes to the consolidated financial statements above under “Part I – Financial Information—Item 1. Financial Statements”).. Prior to the Company’s Mergers in October 2025, the Company had no outstanding debt or hedge positions during the three-month period ended March 31, 2025.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended March 31,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Sale Volumes:
Crude Oil (Bbls)	534,563	102,699	431,864	421%
Natural Gas (Mcf)	636,057	166,733	469,324	281%
NGL (Bbls)	87,568	23,143	64,425	278%
Total (Boe) (1)	728,141	153,631	574,510	374%

Crude Oil (Bbls per day)	5,940	1,141	4,799	421%
Natural Gas (Mcf per day)	7,067	1,853	5,214	281%
NGL (Bbls per day)	973	257	716	279%
Total (Boe per day) (1)	8,091	1,707	6,384	374%

Average Sale Price:
Crude Oil ($/Bbl)	$68.39	$68.88	$(0.49)	(1%)
Natural Gas ($/Mcf)	2.97	5.05	(2.08)	(41%)
NGL ($/Bbl)	20.24	35.43	(15.19)	(43%)

Net Operating Revenues (in thousands):
Crude Oil	$36,558	$7,074	$29,484	417%
Natural Gas	1,892	842	1,050	125%
NGL	1,772	820	952	116%
Total Revenues	$40,222	$8,736	$31,486	360%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended March 31, 2026, increased $31.5 million, or 360%, to $40.2 million, compared to $8.7 million for the same period a year ago, due to a favorable volume variance of $32.2 million, offset by an unfavorable price variance of $0.7 million, due primarily to the average sales price for natural gas and liquids realized by the Company decreasing compared to the prior period.  The increase in production volume is related to our October 2025 Mergers whereby we added a total of 432 thousand barrels of oil equivalent (Mboe) of additional oil and gas production sales for the current period.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Direct lease operating expenses	$9,631	$1,925	$7,706	400%
Workovers	138	262	(124)	(47%)
Other*	6,588	1,225	5,363	438%
Total lease operating expenses	$16,357	$3,412	$12,945	379%

Depreciation, depletion,
amortization and accretion	$12,450	$3,346	$9,104	272%
Impairment of oil and gas properties	$1,605	$232	$1,373	592%

General and administrative (cash)	$2,615	$1,121	$1,494	133%
Share-based compensation (non-cash)	492	475	17	4%
Total general and administrative expense	$3,107	$1,596	$1,511	95%

Interest expense	$1,995	$-	$1,995	100%
Interest income	$58	$64	$(6)	(9%)
Net loss on derivative contracts	$31,266	$-	$(31,266)	100%
Other income	$5	$2	$3	150%

* Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease operating expenses. Lease operating expenses increased by $12.9 million for the period ended March 31, 2026, primarily due to the October 2025 Mergers. Acquired properties contributed $7.2 million of direct lease operating expenses and $4.8 million of other operating costs, along with $0.9 million of higher variable expenses associated with increased legacy production volumes.

Depreciation, depletion, amortization and accretion. Increased by $9.1 million for the period ended March 31, 2026, compared to the prior period, primarily due to the production increase noted above, which is primarily attributed to inclusion of the Acquired Companies.

Impairment of oil and gas properties. The Company recorded an impairment of oil and gas properties of $1.6 million and $0.2 in the periods ended March 31, 2026 and 2025, respectively, related to the expiration of certain leases representing 3,660 and 232 net acres, respectively, in the D-J Basin, that it allowed to expire or currently has no plans to drill prior to expiration.

General and administrative expenses (excluding share-based compensation).  General and administrative expenses (excluding share-based compensation) increased by $1.5 million for the period ended March 31, 2026, compared to the prior period, primarily due to additional payroll expenses compared to the prior period, with the addition of 12 employees added in connection with the Mergers, and higher legal and audit fees due to the growth of the Company period over period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, nominally increased when comparing periods.  Share-based compensation is utilized for the purpose of conserving cash resources for use in field development activities and operations.

Net loss on derivative contracts. For the period ended March 31, 2026, the Company recorded a realized loss of $3.4 million from derivative contract settlements, primarily due to crude oil prices at settlement exceeding the fixed prices specified in the contracts. The Company also recorded an unrealized loss of $27.9 million related to the mark-to-market valuation of outstanding derivative contracts, driven by increases in commodity prices during the latter part of the first quarter of 2026. This non-cash charge was driven by a sustained upward shift in the forward crude oil price curve during the latter part of the first quarter of 2026, which increased the estimated fair value of the Company's net liability position under these contracts. There were no derivative contracts in the prior period.

Interest expense.  The Company recognized $2.0 million in interest expense in the current period compared to no interest expense in the prior period due, to the Company utilizing its credit facility beginning in October 2025.  Interest expense for the current period consisted of $1.8 million of interest incurred under the A&R Credit Agreement (discussed above) and $0.2 million related to the amortization of deferred financing costs. No interest expense or amortization of deferred financing costs were recorded in the prior period.

Interest Income and Other Income. Includes interest earned from our interest-bearing cash accounts which modestly decreased due to increased operational spending in the current period compared to the prior period. Other income also decreased slightly period over period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the three-month period ended March 31, 2026 were from $40.2 million in sales of crude oil, natural gas and NGLs and drawdowns totaling $11.0 million from our A&R Credit Agreement. The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At March 31, 2026, the Company’s total current liabilities of $62.9 million exceeded its total current assets of $42.5 million, resulting in a working capital deficit of $20.4 million. At December 31, 2025, total current liabilities of $64.5 million exceeded total current assets of $37.8 million, resulting in a working capital deficit of $26.7 million. The $6.3 million decrease in the working capital deficit was primarily driven by a reduction in capital payables and accrued expenses following the completion of certain drilling programs with third-party partners during the period. This improvement was coupled with an increase in accounts receivable and cash balances from initial production sales related to the applicable wells.

Our acreage position is subject to lease expirations if we are unable to meet drilling commitments or obtain extensions. In the aggregate, a significant portion of our undeveloped acreage in the D-J Basin and Powder River Basin is scheduled to expire over the 2026–2028 period, with smaller expirations in the Permian Basin. Failure to retain these leases could result in the loss of leasehold interests and associated capitalized costs, potentially leading to write-offs of unproved properties and adversely affecting our liquidity and capital resources.

Financing

The Company has an ongoing $8.0 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). During the month of June 2025, the Company sold an aggregate of 24,498 shares of common stock in five separate sales at a sales prices ranging between $14.32 to $16.02 per share via an ongoing “at the market offering” (for net proceeds of $354,000, which includes $11,000 in commission fees). The Company also incurred $214,000 in initial and subsequent legal and audit-related fees and expenses incurred in connection with the registration and placement of the ATM Offering. As of March 31, 2026, a total of $7.6 million is available for future sales of common stock under the ATM Offering.

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

Our expected net capital expenditures for 2026 are discussed above under “Strategy”. We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remaining portion of our 2026 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our A&R Credit Agreement with Citibank, N.A., as administrative agent, which provides for an initial borrowing base of $120 million and an aggregate maximum revolving credit amount of $250 million (of which $98 million has been drawn down by the Company to date to fund the Mergers, participation in non-operated wells operations, and other Company payables), as discussed below, (iv) public or private debt or equity financings, pursuant to the ATM Offering noted above, and (v) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2026.

On October 31, 2025, the Company entered into the Amended and Restated Credit Agreement, discussed in greater detail above.

Cash Flows (in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities	$10,535	$5,928
Cash flows (used in) provided by investing activities	(16,476)	625
Cash flows provided by financing activities	10,956	-
Net increase (decrease) in cash and restricted cash	$5,015	$6,553

Cash flows provided by operating activities. Net cash provided by operating activities increased by $4.6 million for the current year’s period, when compared to the prior year’s period, primarily due to a decrease in net income of $26.5 million, which was offset by a $31.3 million net loss on derivative contracts and a $9.1 million increase in depreciation, depletion and amortization an $1.4 million increase in the impairment of oil and gas properties during the current period offset by a $10.7 million net decrease to our other components of working capital (predominantly from our drilling and completion activities).

Cash flows (used in) provided by investing activities. Net cash used in investing activities increased by $17.1 million for the current year’s period, when compared to the prior year’s period, primarily due to increased cash outlays from our capital spending relating to our drilling and completion activities.

Cash flows financing activities. Consisted of an $11.0 million drawdown on our credit facility and nominal fees related to our reverse stock split. There were no cash flows from financing activities in the prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation, merger acquisition costs, impairment of oil and gas properties and net loss on derivative contracts.  Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(25,627)	$140
Add (deduct)
Interest expense	1,995	-
Income tax (benefit) expense	(868)	76
Depreciation, depletion, amortization and accretion	12,450	3,346
EBITDA	(12,050)	3,562
Add (deduct)
Share-based compensation	492	475
Merger acquisition costs	200	-
Impairment of oil and gas properties	1,605	232
Net loss on derivative contracts	31,266	-
Adjusted EBITDA	$21,513	$4,269

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

Business Combinations. The Company accounts for business combinations using the acquisition method, recording oil and gas assets acquired and liabilities assumed at estimated fair values. Fair values are determined using discounted cash flows, market comparables, and other valuation techniques, with significant judgment applied to estimates of reserves, future commodity prices, and operating and development costs. Purchase price allocations may be adjusted during a one-year measurement period. The Mergers were completed on October 31, 2025 and have been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), PEDEVCO was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Acquired Companies have been recorded at their respective fair values as of the acquisition date on October 31, 2025. As provided under ASC 805, the purchase price allocation may be subject to change for up to one year after October 31, 2025. See Note 7 – Merger Acquisition, for additional information.

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

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective  tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted this ASU on December 31, 2025 and has reflected the required disclosures in the accompanying notes to the consolidated financial statements. The ASU had no impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Financial Officer (“CFO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO concluded as of March 31, 2026, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management's conclusion was the result of the material weaknesses identified during the preparation of the Company's year-end financial statements and reported in Item 9A of the Form 10-K for the year ended December 31, 2025 that have not yet been remediated as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Part II, Item 1. Legal Proceedings” of this Report from, “Part I – Item 1. Financial Information” in the Notes to Consolidated Financial Statements in “Note 12 – Commitments and Contingencies”, under the heading Other Commitments. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

In 2022, two environmental advocacy groups filed suit against the U.S. Department of Interior and the Bureau of Land Management (“BLM”) challenging certain lease sales by the BLM beginning in December of 2017 (the “BLM Litigation”). On January 17, 2025, a three-judge panel of the Ninth Circuit Court of Appeals upheld vacatur of various leases sold by the BLM, on grounds that the BLM violated the National Environmental Policy Act (“NEPA”)  and the Federal Land Planning and Management Act when selling certain leases. It remains unclear whether parties involved in the BLM Litigation will seek en banc review of the decision. While the Company is not named in the BLM Litigation (as defendants, intervenors or otherwise), certain of the leases owned by the Company in the PRB have been “placed in suspense” pending a ruling by the Ninth Circuit Court of Appeals in the BLM Litigation. It is possible that the Ninth Circuit Court of Appeals ruling could result in the cancellation of some or all of these leases. In the event all of these leases are cancelled, the Company would lose leases covering approximately 84,362 net acres in the PRB, upon cancellation of which leases the Company would receive reimbursement for leasehold purchase amounts paid of approximately $79,253,934.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026 (the “Form 10-K”), under the heading “Item 1A. Risk Factors”, except as discussed below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Geopolitical conflicts and disruptions to global energy markets, including risks associated with the Strait of Hormuz, may adversely affect our business, financial condition, and results of operations

Ongoing geopolitical conflicts involving Iran and other countries in the Middle East have created significant volatility and uncertainty in global energy markets. The Strait of Hormuz, a critical transit chokepoint through which approximately 20% of the world’s oil supply and a significant portion of liquefied natural gas flows, has experienced material disruption, including reduced vessel traffic, military activity, and heightened security risks.

Although our operations are domestic, our business is indirectly exposed to global energy market conditions. Disruptions to supply, transportation constraints, or perceived risks of interruption in the Strait of Hormuz or surrounding regions may result in significant commodity price volatility, including rapid increases or decreases in oil and natural gas prices, as well as dislocations in supply chains and end markets.

In addition, military escalation or collateral damage affecting energy infrastructure, shipping routes, or regional production facilities in the Middle East may further exacerbate global supply shortages, increase input and operating costs, and contribute to broader macroeconomic instability, including inflationary pressures or recessionary conditions. These conditions may adversely impact demand for our oil and natural gas, disrupt capital markets, and impair our ability to access financing on acceptable terms.

Our ongoing development activities may also be adversely affected by such geopolitical events. Supply chain disruptions, equipment procurement delays, cost inflation, or volatility in oil and gas pricing could delay project timelines, increase capital expenditures, or reduce expected returns.

Furthermore, geopolitical instability may result in heightened regulatory scrutiny, trade restrictions, sanctions, or changes in U.S. energy policy, any of which could adversely affect our operations, counterparties, or strategic initiatives. The extent and duration of these risks remain uncertain and could have a material adverse effect on our business, financial condition, and results of operations.

Our hedging activities have in the past and may in the future prevent us from fully benefiting from increases in crude oil, natural gas and NGLs prices and may expose us to other risks, including counterparty risk, and our future production may not be sufficiently protected from any declines in commodity prices by our existing or future hedging arrangements.

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

For the three months ended March 31, 2026, the Company had a net loss on derivative contracts of $31.3 million. Our hedging activities have in the past expose, and may in the future expose, us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Our hedges have in the past and may in the future result in losses and reduce the amount of revenue we would otherwise obtain upon the sale of our oil and natural gas production and may also decrease our margins and net revenues.

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

To the extent that we have engaged, or in the future engage, in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in commodity prices above the prices established by our hedging contracts, similar to what occurred during the three months ended March 31, 2026. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

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

For more information regarding our current derivative instruments see “Part I. Item 1. Financial Statements” – “Note 9 – Derivatives”.

We have recorded impairments in the past and may be required to record additional write-downs of our oil and natural gas properties in the future, including as a result of declining commodity prices and lease expirations, which could adversely affect our financial condition and results of operations.

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Historically, impairments have resulted primarily from declines in oil and natural gas prices. For example, for the year ended December 31, 2020, we recorded a $19.3 million impairment related to our D-J Basin properties, and during the years ended December 31, 2024 and 2023, the Acquired Companies recorded impairment charges of $3.9 million and $21.1 million, respectively, with respect to their proved and unproved oil and natural gas properties in the PRB for 2024 and both the PRB and D-J Basin for 2023. Aside from certain lease expirations, no significant impairment was recorded for the year ended December 31, 2025.

In addition to commodity price volatility, our asset base is subject to the risk of lease expirations, which may result in the loss of leasehold interests and associated capitalized costs if we are unable to meet drilling commitments or obtain extensions. In our D-J Basin asset, 16,138 net acres are scheduled to expire during 2026, with an additional 2,133 and 638 net acres expiring in 2027 and 2028, respectively, and 8,081 net acres thereafter, in each case net to our direct ownership interest, if we do not satisfy applicable drilling or extension requirements. In the PRB, 4,822 net acres are set to expire in 2026, with 34,999 and 15,828 net acres expiring in 2027 and 2028, respectively. In the Permian Basin asset, approximately 200 net acres are scheduled to expire in 2026(net to our direct ownership interest only). If these leases expire without being developed or extended, we may be required to write off the associated unproved property costs, which could result in material non-cash charges.

If oil, natural gas and NGL prices remain depressed for extended periods, decline materially from current levels, or if we experience significant lease expirations without replacement or development, we may be required to record additional material write-downs of both proved and unproved properties. Any such impairments or write-offs would adversely affect our balance sheet, results of operations and cash flows, and could cause the value of our securities to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended March 31, 2026, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2026, certain officers and employees surrendered an aggregate of 14,192 previously issued shares of common stock to the Company for cancellation in order to satisfy tax withholding obligations arising from the vesting of restricted common stock. These transactions included J. Douglas Schick, the Company’s President and Chief Executive Officer, who surrendered 5,535 shares, Clark R. Moore, the Company’s Executive Vice President and General Counsel, who surrendered 3,294 shares, Jody Crook, the Company’s Chief Commercial Officer, who surrendered 345 shares, and Paul A. Pinkston, the Company’s Chief Accounting Officer, who surrendered 2,223 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans.

In the event our directors and executive officers desire to purchase or sell our shares, they are encouraged, but not required, to enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
3.1	Second Amended and Restated Certificate of Formation of PEDEVCO Corp., filed with the Secretary of State of Texas on February 27, 2026	8-K	3.1	3/3/2026	001-35922
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation, affecting a 1-for-20 Reverse Stock Split of the Outstanding Common Stock, filed with the Secretary of State of Texas on March 10, 2026	8-K	3.2	3/13/2026	001-35922
10.1#	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	9/1/2021	001-35922
10.2#	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	8/30/2021	001-35922
10.3#	Second Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.7	11/3/2025	001-35922
10.4#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	99.2	9/1/2021	333-259248
10.5#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement	S-8	99.3	9/1/2021	333-259248
10.6	First Amendment to Credit Agreement, dated as of December 2, 2025, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.2	5/8/2026	001-35922
10.7	Second Amendment to Credit Agreement, dated as of May 5, 2026, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.3	5/8/2026	001-35922
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

May 14, 2026	By:	/s/ J. Douglas Schick
J. Douglas Schick
President and Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

May 14, 2026	By:	/s/ Robert J. Long
Robert J. Long
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

