Form 10-Q
period 2026-06-30
PEDEVCO CORP
filed 2026-08-13
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to______

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

At August 11, 2026, there were 13,290,902 shares of the Registrant’s common stock outstanding.

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

•	our future operating results;
•	the benefits of our recent acquisitions (discussed below) and future acquisition transactions;
•	the impairment of oil and gas assets;
•	our estimated future reserves and the present value of such reserves; and
•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2026	December 31,
	(Unaudited)	2025
Assets
Current assets:
Cash	$10,805	$3,222
Restricted cash	1,337	-
Accounts receivable – oil and gas	24,010	25,666
Inventory	141	61
Derivative contract assets, current	3,347	8,368
Prepaid expenses and other current assets	180	434
Total current assets	39,820	37,751

Oil and gas properties:
Oil and gas properties, subject to amortization, net	295,675	303,411
Oil and gas properties, not subject to amortization, net	16,623	18,859
Total oil and gas properties, net	312,298	322,270

Derivative contract assets	5,316	9,640
Operating lease – right-of-use asset	124	213
Other assets	2,141	5,995
Total assets	$359,699	$375,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,548	$32,436
Accrued expenses	13,408	8,245
Revenue payable	22,231	21,480
Operating lease liabilities – current	125	182
Derivative contract liabilities – current	5,687	964
Deposit on sale of oil and gas properties	2,000	-
Asset retirement obligations – current	743	1,170
Total current liabilities	50,742	64,477

Long-term liabilities:
Revolving credit facility	85,000	87,000
Operating lease liabilities, net of current portion	-	32
Derivative contract liabilities	7,067	6,358
Asset retirement obligations, net of current portion	13,688	7,641
Deferred income taxes	921	800
Other long-term liabilities	2,230	2,197
Total liabilities	159,648	168,505

Commitments and contingencies (Note 12)

Shareholders’ equity:
Series A preferred stock, $0.001 par value, 200,000,000 shares authorized; -0- and 17,013,637 shares issued and outstanding, respectively	-	17,014
Common stock, $0.001 par value, 200,000,000 shares authorized; 13,290,902 and 4,797,239 shares issued and outstanding, respectively	13	5
Additional paid-in capital	330,071	312,205
Accumulated deficit	(130,033)	(121,860)
Total shareholders’ equity	200,051	207,364
Total liabilities and shareholders’ equity	$359,699	$375,869

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2026	2025	2026	2025
Oil and gas sales	$46,113	$6,972	$86,335	$15,708
Operating expenses:
Lease operating costs	16,406	2,799	32,763	6,211
Exploration expense	24	-	24	-
Selling, general and administrative expense	3,408	1,693	6,515	3,289
Depreciation, depletion, amortization and accretion	10,152	3,857	22,602	7,203
Impairment of oil and gas properties	817	510	2,422	742
Total operating expenses	30,807	8,859	64,326	17,445
Gain on sale of oil and gas properties	52	1,021	52	1,021
Note receivable - credit loss	-	(1,378)	-	(1,378)
Operating income (loss)	15,358	(2,244)	22,061	(2,094)
Other income (expense):
Interest expense	(1,973)	-	(3,968)	-
Interest income	76	63	134	127
Net income (loss) on derivative contracts	5,014	-	(26,252)	-
Other income (expense)	6	15	11	17
Total other income (expense)	3,123	78	(30,075)	144
Income (loss) before income taxes	18,481	(2,166)	(8,014)	(1,950)
Income tax benefit (expense)	(1,027)	490	(159)	414
Net income (loss)	$17,454	$(1,676)	$(8,173)	$(1,536)
Earnings (loss) per common share:
Basic	$1.31	$(0.37)	$(0.77)	$(0.34)
Diluted	$1.31	$(0.37)	$(0.77)	$(0.34)
Weighted average number of common shares outstanding:
Basic	13,300,231	4,570,178	10,620,121	4,556,866
Diluted	13,300,231	4,570,178	10,620,121	4,556,866

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(8,173)	$(1,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	22,602	7,203
Impairment of oil and gas properties	2,422	742
Note receivable – credit loss	-	1,378
Amortization of right-of-use asset	89	75
Amortization of deferred financing costs	336	-
Share-based compensation expense	904	949
Net loss on derivative contracts	26,252	-
Cash (paid) received for derivative settlements, net	(7,778)	-
Deferred income taxes	121	(414)
Gain on sale of oil and gas properties, net	(52)	(1,021)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	1,656	(672)
Note receivable accrued interest	-	(41)
Inventory	(80)	-
Prepaid expenses and other current assets	653	349
Accounts payable	(20,522)	(2,224)
Accrued expenses	6,626	(481)
Revenue payable	751	1,201
Income tax payable	37	-
Other liabilities	29	-
Net cash provided by operating activities	25,873	5,508

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(20,008)	(3,675)
Cash received for sale of oil and gas property	2,000	2,635
Net cash (used in) provided by investing activities	(18,008)	(1,040)

Cash Flows From Financing Activities:
Proceeds from credit facility	11,000	-
Repayment of credit facility	(13,000)	-
Reverse stock split costs	(44)	-
Proceeds from issuance of shares, net of offering costs	-	139
Net cash (used in) provided by financing activities	(2,044)	139

Net increase in cash and restricted cash	5,821	4,607
Cash and restricted cash at beginning of period	6,321	6,607
Cash and restricted cash at end of period	$12,142	$11,214

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$2,891	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$(10,825)	$(4,780)
Changes in estimates of asset retirement costs, net	$4,660	$119
Conversion of preferred stock into common stock	$17,014	$-
Issuance of restricted common stock	$-	$3

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

(amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Totals
Balances at December 31, 2024	-	$-	4,474,765	$4	$227,098	$(111,498)	$115,604
Issuance of restricted common stock	-	-	92,205	1	(1)	-	-
Stock-based compensation	-	-	-	-	475	-	475
Net income (loss)	-	-	-	-	-	140	140
Balances at March 31, 2025	-	$-	4,566,970	$5	$227,572	$(111,358)	$116,219
Issuance of restricted common stock	-	-	24,498	1	138		139
Stock-based compensation	-	-			474		474
Net income (loss)	-	-				(1,676)	(1,676)
Balances at June 30, 2025	-	$-	4,591,468	$6	$228,184	$(113,034)	$115,156

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balances at December 31, 2025	17,013,637	$17,014	4,797,239	$5	$312,205	$(121,860)	$207,364
Issuance of restricted common stock	-	-	10,949	-	-	-	-
Restricted common stock surrendered for tax withholding	-	-	(14,192)	-	-	-	-
Preferred conversion	(17,013,637)	(17,014)	8,506,818	8	17,006	-	-
Reduction for fractional shares in reverse stock split	-	-	(193)	-	(44)	-	(44)
Stock-based compensation	-	-	-	-	492	-	492
Net income (loss)	-	-	-	-	-	(25,627)	(25,627)
Balances at March 31, 2026	-	$-	13,300,621	$13	$329,659	$(147,487)	$182,185
Issuance of restricted common stock	-	-	782	-	-	-	-
Restricted common stock forfeitures	-	-	(10,501)	-	-	-	-
Stock-based compensation	-	-		-	412	-	412
Net income (loss)	-	-		-	-	17,454	17,454
Balances at June 30, 2026	-	$-	13,290,902	$13	$330,071	$(130,033)	$200,051

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

The Company’s D-J Basin assets (the “D-J Basin Assets”) are located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, are held through the Company’s wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and North Peak Oil & Gas LLC (“NPOG”), and are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”).

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

New Accounting Pronouncements

Income Statement –Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires disaggregated disclosures of income statement expenses for public business entities. The guidance will require companies to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant because they include one or more of the five natural expense categories, as applicable: (1) purchase of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization (“DD&A”) recognized as part of oil and gas producing activities or other depletion expenses. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 31, 2027. The Company is currently evaluating the impact of this guidance on the Company’s financial disclosures. Adoption of the update is not expected to impact the Company’s financial position, results of operations or liquidity.

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Oil sales	$42,387	$6,180	$78,945	$13,254
Natural gas sales	1,075	323	2,967	1,165
Natural gas liquids sales	2,651	469	4,423	1,289
Total revenue from customers	$46,113	$6,972	$86,335	$15,708

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of June 30, 2026 or 2025.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Cash	$10,805	$3,222
Restricted cash*	1,337	-
Restricted cash included in other assets	-	3,099
Total cash and restricted cash	$12,142	$6,321

* Represents cash previously classified within other assets due to restrictions on access, as the funds served as collateral for surety bonds related to the Company’s drilling operations. These amounts are anticipated to become unrestricted within 90 days of the date of this Report and are therefore classified as current restricted cash on the Company’s consolidated balance sheet as of June 30, 2026. The increase in restricted cash from the prior period is primarily attributable to the Company’s Mergers completed in October 2025.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the six months ended June 30, 2026 (in thousands):

	December 31, 2025	Additions	Disposals	Transfers	June 30, 2026
Oil and gas properties, subject to amortization	434,218	5,722	-	1,711	441,651
Oil and gas properties, not subject to amortization	24,545	3,460	-	(1,711)	26,294
Asset retirement costs	7,037	4,660	-	-	11,697
Accumulated depreciation, depletion and amortization	(98,046)	(21,392)	-	-	(119,438)
Accumulated impairment	(45,484)	(2,422)	-	-	(47,906)
Total oil and gas assets	322,270	(9,972)	-	-	312,298

For the three and six months ended June 30, 2026, the Company incurred $5.4 million and $9.2 million of capital expenditures, respectively primarily related to completion activities for  non-operated wells in the D-J Basin, in which the Company holds working interests ranging from 1.1% to 6.3%.

Additionally, for the three and six months ended June 30, 2026, the Company recorded an impairment of oil and gas properties of $0.8 million and $2.4 million, respectively. All impairments during 2026 relate to undeveloped leases representing 5,662 net acres in the D-J Basin that the Company allowed to expire or currently has no plans to drill prior to expiration.

The Company incurred depreciation, depletion and amortization on our proved properties of $9.8 million and $21.4 million for the three and six months ended June 30, 2026.

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

The fair value of the consideration transferred was allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis and recorded as of October 31, 2025. The preliminary allocation of the fair value to the identifiable assets acquired and liabilities assumed resulted in no goodwill or bargain purchase gain being recognized. All acquisition-related costs were expensed as incurred.

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

             Unaudited pro forma financial information. Presented below are the Company’s condensed consolidated results of operations for the periods presented on an unaudited pro forma basis, as if the Mergers had occurred on January 1, 2025. The information reflects adjustments based on available data and assumptions the Company believes are factual and supportable. The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the Mergers been completed on the assumed date, nor is it indicative of future results. It also does not give effect to any expected cost savings, synergies, or integration costs associated with the Mergers or the Acquired Assets.

	Three months ended June 30, 2025	Six Months Ended June 30, 2025
(in thousands)
Pro forma revenues	$32,123	$72,151
Pro forma net income (loss)	$(4,498)	$(6,689)

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

Following the Automatic Conversion Date, the Board consisted of six directors, with the Juniper Shareholder’s nomination rights determined based on its ownership percentage of Company’s common stock at that time. For purposes of the Shareholder Agreement, “Juniper Beneficial Ownership” is defined as the ownership, together with affiliates, of 6,861,564 shares of Company common stock issued to the Juniper Shareholder and its affiliates on February 27, 2026, relative to 13,300,815 shares of common stock outstanding as of such date, as applicable.

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

The Shareholder Agreement also provides registration rights. The Company is required to use commercially reasonable efforts to file a registration statement within 45 days of the Automatic Conversion Date covering resale of shares issuable upon conversion of the Series A Preferred Stock, using Form S-3 or Form S-1 if necessary. The Company plans to file the registration statement during the quarter ending September 30, 2026. No penalties are incurred for the Company’s failure to file within the original deadline set forth in the Shareholder Agreement. The agreement permits underwritten offerings of at least $10 million, subject to customary conditions, underwriter approval, frequency limits, and applicable grace periods. Piggyback registration rights are also provided, subject to customary underwriter and priority provisions. The Company will bear related expenses and provide customary indemnification under the Securities Act of 1933, as amended. The Shareholder Agreement became effective at Closing and terminates in accordance with its terms.

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

For the six months ended June 30, 2026, total interest expense was $4.0 million, consisting of $3.6 million of contractual interest and $0.4 million of amortization of deferred financing costs, resulting in an effective interest rate of 4.6% per annum. The weighted-average balance outstanding under the facility was $86 million. The Company also pays a commitment fee on unused commitments of 37.5 or 50 basis points, depending on the percentage of the borrowing base utilized. Amounts may be prepaid without penalty, and mandatory prepayments apply upon certain events. For the six months ended June 30, 2026, the Company paid $64,000 in commitment fees.

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

On December 2, 2025, the parties to the A&R Credit Agreement entered into a First Amendment to Credit Agreement, which amended the A&R Credit Agreement to add an additional lender and re-allocate commitments among the lender group, which amendment was deemed immaterial by the Company.

On May 5, 2026, the parties to the A&R Credit Agreement entered into a Second Amendment to Credit Agreement which, among other amendments set forth therein, (i) amended the definition of “EBITDAX” to (A) update the cap on permitted transaction cost add-backs to EBITDAX for any acquisition or disposition of the Company’s oil and gas properties which form the collateral for the agreement, to the greater of $6,000,000 or five percent (5%) of the then-current borrowing base (currently $125 million), and (B) add back an estimated EBITDAX for the month of October 2025 attributable to the companies acquired in by the Company in October 2025 from Juniper Capital Advisors, L..P.  for any test period that includes the fiscal quarter ended December 31, 2025; (ii) amended the definition of "Test Period" to provide for annualization of EBITDAX beginning with the Test Period ended December 31, 2025, building to a full trailing twelve-month calculation for the Test Period ending September 30, 2026; (iii) revised the borrowing base redetermination schedule so that the next scheduled redetermination occurs on or about July 1, 2026, with semi-annual redeterminations thereafter on or about April 1 and October 1 of each year; and (iv) updated the reserve report delivery schedule so that the next reserve report is due on or about June 1, 2026, with subsequent reports thereafter due on or about March 1 and September 1 of each year.

On May 19, 2026, the parties to the A&R Credit Agreement entered into a Third Amendment to Credit Agreement to increase the borrowing base and elected commitment amount from $120 million to $125 million. The redetermination of the borrowing base pursuant to the Third Amendment constituted the redetermination originally scheduled for on or about December 1, 2025, with the next redetermination scheduled to occur on or about July 1, 2026.

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement (see Note 7 – Merger Acquisition above), representing the outstanding balance as of December 31, 2025. The Company subsequently borrowed an additional $6.0 million on January 8, 2026 and $5.0 million on February 5, 2026, representing an outstanding balance of $98.0 million as of March 31, 2026. The proceeds from these borrowings were used to fund the Company’s participation in certain non-operated well operations and to pay other Company obligations. During Q2 2026, the Company paid $13 million, resulting in an outstanding balance of $85.0 million as of June 30, 2026.

NOTE 9 – DERIVATIVES

Derivative instruments are utilized to manage exposure to commodity price fluctuations and to achieve a more predictable cash flow in connection with oil and gas sales. These instruments limit exposure to declines in prices but also limit the benefits that would be realized if prices increased. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

The Company may use a combination of commodity derivatives (costless collars, producer three-way collars, standalone put options, and fixed-price swaps) to manage exposure to commodity price volatility. Costless collar and three-way producer collar agreements are combinations of put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All collar agreements provide for payments between the counterparties if the settlement price under the agreement exceeds the ceiling or if the settlement price under the agreement is below the floor. Standalone put options are floors that are purchased for a cost and provide that counterparties make payments to us if the settlement price is below the established floor. The fixed-price swap agreements call for payments to, or receipts from, counterparties depending on whether the index price of oil or natural gas for the period is greater or less than the fixed price established for the period contracted under the fixed-price swap agreement.

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

The Company has not designated its derivative instruments as accounting hedges. Accordingly, changes in the fair value of outstanding derivatives and settlements of derivative contracts are recognized in earnings and included in “Other Income (Expense)” under the caption “Net income (loss) on derivative contracts” in the consolidated statements of operations.

Commodity derivative instruments	Location of gain (loss) recognized in income on derivative contracts	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Realized gain (loss) on derivative contracts	Other income (expense) Net income (loss) on derivative contracts	$(8,100)	$(11,475)
Unrealized gain (loss) on derivative contracts	Other income (expense) Net income (loss) on derivative contracts	13,114	$(14,777)
Net income (loss) on derivative contracts		$5,014	$(26,252)

“Derivative contract assets” and “Derivative contract liabilities” represent the estimated fair value of open derivative positions, which reflects the difference between current forward commodity prices and the contractual hedge prices for the remaining hedged volumes as of June 30, 2026 (the “mark-to-market” valuation).

As of June 30, 2026, the Company had the following open crude oil and natural gas derivative contracts:

Crude Oil - Three Way Collars
	Producer Three-Way Collars (Summary of Three Separate Contracts)				Participating Three-Way Collars (Summary of Three Separate Contracts)
Date	Volume (Boe)	Put Sold ($/Boe)	Put Bought ($/Boe)	Call Sold ($/Boe)	Volume (Boe)	Put Bought ($/Boe)	Call Sold ($/Boe)	Call Bought ($/Boe)
3Q 2026	31,800	$45.00	$55.00	$67.65	24,400	$54.00	$62.50	$80.00
4Q 2026	29,700	$45.00	$55.00	$67.65	66,900	$54.00	$62.50	$80.00
FY 2026	61,500	$45.00	$55.00	$67.65	91,300	$54.00	$62.50	$80.00
1Q 2027	27,400	$45.00	$55.00	$71.55	127,700	$54.00	$62.50	$80.00
2Q 2027	26,200	$45.00	$55.00	$71.55	163,700	$54.00	$62.50	$80.00
3Q 2027	25,200	$45.00	$55.00	$71.55	163,300	$54.00	$62.50	$80.00
4Q 2027	24,200	$45.00	$55.00	$71.55	129,800	$54.00	$62.50	$80.00
FY 2027	103,000	$45.00	$55.00	$71.55	584,500	$54.00	$62.50	$80.00
1Q 2028	-	-	-	-	114,100	$54.00	$62.50	$80.00
2Q 2028	-	-	-	-	128,000	$54.00	$62.50	$80.00
3Q 2028	-	-	-	-	123,000	$54.00	$62.50	$80.00
4Q 2028	-	-	-	-	39,100	$54.00	$62.50	$80.00
FY 2028	-	-	-	-	404,200	$54.00	$62.50	$80.00

Crude Oil - Swaps and Costless Collars
	Swaps		Costless Collars
Date	Volume (Boe)	Avg. Price ($/Boe)	Volume (Boe)	Floor Price ($/Boe)	Celing Price ($/Boe)
3Q 2026	180,000	$69.09	71,170	$54.87	$70.24
4Q 2026	105,000	$68.51	77,083	$54.63	$68.55
FY 2026	285,000	$68.87	148,253	$54.75	$69.36
1Q 2027	30,000	$64.90	54,900	$54.00	$64.00
2Q 2027	30,000	$64.90	9,900	$54.00	$64.00
3Q 2027	30,000	$64.90	1,700	$54.00	$64.00
4Q 2027	30,000	$64.90	1,800	$54.00	$64.00
FY 2027	120,000	$64.90	68,300	$54.00	$64.00

Natural Gas
	Swaps		Costless Collars
Date	Volume (Mcf)	Avg. Price ($/mcf)	Volume (Mcf)	Floor Price ($/mcf)	Ceiling Price ($/mcf)
3Q 2026	247,500	$3.95	17,200	$3.50	$5.21
4Q 2026	234,100	$3.95	18,700	$3.50	$5.21
FY 2026	481,600	$3.95	35,900	$3.50	$5.21
1Q 2027	-	-	237,000	$4.00	$5.25
2Q 2027	209,000	$3.74	16,900	$4.00	$5.12
3Q 2027	201,900	$3.74	16,900	$4.00	$5.12
4Q 2027	151,200	$3.74	11,500	$4.00	$5.12
FY 2027	562,100	$3.74	282,300	$4.00	$5.23
1Q 2028	-	-	122,700	$4.00	$4.62
2Q 2028	118,100	$3.49	-	-	-
3Q 2028	115,100	$3.49	-	-	-
4Q 2028	37,900	$3.49	-	-	-
FY 2028	271,100	$3.49	122,700	$4.00	$4.62

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2026 (in thousands).

	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$-	$8,663	$-	$8,663

Liabilities
Derivative contract liabilities	$-	$12,754	$-	$12,754

Derivative contracts listed above as Level 2 include fixed-price swaps and costless put/call collars that are carried at fair value. The Company classifies the net change in fair value of these positions under the caption “Net income (loss) on derivative contracts” in the consolidated statements of operations.

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

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the six months ended June 30, 2026 (in thousands):

Six Months Ended June 30, 2026
Asset retirement obligation at beginning of period	$8,811
Accretion expense	1,186
Liabilities settled	(226)
Changes in estimates, net	4,660
Asset retirement obligation at end of period	$14,431
Less: current portion	743
Asset retirement obligation - long-term portion	$13,688

In New Mexico, the Company, through its New Mexico operating subsidiary RAZO, has entered into a Stipulated Final Order (“SFO”) with Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Asset at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During the six months ended June 30, 2026, the Company reimbursed the OCD $226,000 in plugging and abandoning costs related to the SFO.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

In December 2022, the Company entered into a lease agreement for approximately 5,200 square feet of office space in Houston, Texas, that commenced on September 1, 2023, which expires on February 28, 2027. The remaining monthly payments are approximately $16,000 through the end of the lease.

The Company’s office lease does not provide an implicit rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the commencement date. The Company’s incremental borrowing rate would reflect the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  However, at the time of implementation, the Company did not maintain debt at the time, and in order to apply an appropriate discount rate, the Company used a borrowing rate obtained from a financial institution at which it maintains banking accounts.

Supplemental cash flow information related to the Company’s operating office lease is included in the table below (in thousands):

Six Months Ended
June 30, 2026
Cash paid for amounts included in the measurement of lease liabilities	$96

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

June 30, 2026
Operating lease – right-of-use asset	$124

Operating lease liabilities - current	$125
Operating lease liabilities - long-term	-
Total lease liability	$125

The remaining lease term for the Company’s office lease is 8 months as of June 30, 2026, with discount rate of 7.90%.

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

For the D-J Basin Assets, 16,138 total net acres were set to expire during 2026, of which 3,310 net acres expired during the first half of 2026, with 2,133 and 638 net acres set to expire for the years ending December 31, 2027 and 2028 respectively, and 8,081 net acres thereafter, if we fail to meet drilling commitments or obtain term assignment extensions (net to our direct ownership interest only).

For the PRB Assets, 4,822 total net acres were set to expire during 2026, of which 720 net acres expired during the first half of 2026, with 34,999 and 15,828 net acres set to expire for the years ending December 31, 2027 and 2028, respectively

All of the Company’s acreage in the Permian Basin Assets is currently held by production. As such, no net acres are set to expire for the year ending December 31, 2026.

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

Tilloo failed to make its initial installment payment on January 8, 2025, and has not made any subsequent payments as of December 31, 2025. The Company issued a notice of default under the Note to Tilloo in mid-January 2025, and sought to work with Tilloo into April 2025, in an effort to either restructure the Note or arrange for the sale of the assets securing the same to an unaffiliated third-party buyer, with proceeds of such sale to be applied toward repayment of the Note. On September 18, 2025, Tilloo filed a civil lawsuit against the Company in the District Court of Harris County, Texas, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. In November 2025, the Company issued to Tilloo a notice of acceleration and demand for payment under the Note and also filed a counterclaim against Tilloo for breach of contract seeking full recovery under the Note. In February 2026, the Company filed a motion for summary judgement with respect to Tilloo’s claims and the Company’s counterclaims asserted against Tilloo for breach of contract related to the Note.  The court denied that motion.  The Company has filed a motion for reconsideration and, in the alternative, to certify the motion for summary judgment ruling for immediate appeal.  Discovery is ongoing, with trial set for March 1, 2027. The Company does not anticipate that the Company will incur any material losses related to this matter.

Phoenix Litigation

Upon the consummation of the Mergers, effective October 31, 2025, a wholly-owned subsidiary of NPOG, Navigation Powder River, LLC (“NPRLLC”), became an indirect wholly-owned subsidiary of the Company.  On July 31, 2025, NPRLLC and Phoenix Energy One, LLC (“Phoenix”) entered into that certain Purchase and Sale Agreement (the “Phoenix PSA”) whereby NPRLLC agreed to sell to Phoenix certain oil and gas properties located in Campbell and Converse Counties, Wyoming. On September 10, 2025, NPRLLC filed a Petition against Phoenix in the Eleventh Division of the Texas Business Court (Navigation Powder River, LLC v. Phoenix Energy One, LLC) alleging a breach of contract by Phoenix Energy for its failure to consummate the transactions contemplated by the Phoenix PSA (the “Phoenix Litigation”).  On June 1, 2026, the parties entered into a Settlement Agreement (the “Phoenix Settlement Agreement”) whereby the parties settled all disputes arising under the Phoenix PSA, and exchanged mutual releases related thereto, with Phoenix agreeing to pay to NPRLLC (i) $2.0 million on June 26, 2026 (which amount has been paid and received), (ii) $2.0 million on July 6, 2026 (which amount has been paid and received), (iii) $1.75 million on July 30, 2026 (which amount has been paid and received), and (iv) $1,000,000 on September 30, 2026. NPRLLC also retains the $250,000 first payment already received under the Phoenix PSA.  Upon receipt of the $1.75 million payment on July 30, 2026, Phoenix filed the Assignment and Bill of Sale transferring the assets subject to the Phoenix PSA from NPRLLC to Phoenix, as originally contemplated under the Phoenix PSA.  Upon receipt of the final $1.0 million payment on September 30, 2026, NPRLLC is required to dismiss the Phoenix Litigation with prejudice.

The Company’s receipt of $2.0 million on June 26, 2026 has been classified as a deposit on sale of oil and gas property within the consolidated balance sheet as of June 30, 2026.

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

In both preferred stock issuances noted above, the preferred stock functioned as a temporary equity instrument that subsequently and automatically converted into 8,506,818 shares of common stock on February 27, 2026. The Company has no preferred stock issued or outstanding subsequent to that date.

Common Stock

As noted above, 17,013,637 shares of Series A preferred stock automatically converted into 8,506,818 shares of the Company’s common stock on February 27, 2026.

NOTE 14 – SHARE-BASED COMPENSATION

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award over the vesting period.

Restricted Stock Awards

The Company grants restricted stock awards to employees and directors. As of June 30, 2026, all restricted stock awards are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

The following table summarizes activity for nonvested restricted stock awards for the period presented:

Nonvested Awards	Number of Awards	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2026	292,243	$13.61
Granted	11,731	$12.36
Vested	(38,901)	$15.18
Forfeited*	(24,693)	$15.92
Nonvested at June 30, 2026	240,380	$13.06

*To satisfy employee tax withholding obligations, these shares were surrendered and cancelled and were recorded as a reduction to additional paid-in capital.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and six months ended June 30, 2026, was $364,000 and $836,000, respectively. The remaining unamortized stock-based compensation expense related to our restricted stock units at June 30, 2026 was $1.4 million.

Restricted Stock Units

The Company grants restricted stock units (“RSU”) to employees and directors. As of June 30, 2026, all RSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

The following table summarizes activity for nonvested restricted stock awards for the period presented:

Nonvested Awards	Number of Awards	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2026	-	-
Granted	103,790	$12.24
Vested	-	-
Forfeited*	(10,830)	$12.04
Nonvested at June 30, 2026	92,960	$12.27

Stock-based compensation expense recorded related to the vesting of RSUs for the three and six months ended June 30, 2026, was $22,000. The remaining unamortized stock-based compensation expense related to our restricted stock units at June 30, 2026 was $1.1 million.

Performance Based Restricted Stock Units

In June 2026, the Company began granting performance based restricted stock units (“PBRSUs”) to certain employees. PBRSUs contain both market and service vesting conditions and are accounted for as equity-classified stock-based compensation awards. Vesting of PBRSUs can range from 0% to 200% of the target awards granted based on the Company’s relative total shareholder return as compared to the total shareholder return of the Company’s performance peer group over the applicable performance period.

The grant-date fair value of the PBRSUs was estimated using a Monte Carlo simulation model. The model incorporated certain assumptions, including the expected term, expected stock price volatility of the Company and its peer group, correlation coefficients between the Company and each peer group company, the risk-free interest rate, and the expected dividend yield. The expected term is based on the time remaining in the performance period as of the grant date. Expected volatilities for the Company and each peer group company were estimated using historical stock price volatility over a period consistent with the remaining performance period as of the grant date. The risk-free interest rate is based on the yield of the U.S. Treasury Constant Maturity for a term consistent with the remaining performance period. The expected dividend yield is based on management's expectation that the Company will not declare or pay cash dividends during the remaining performance period.

The table below reflects the ranges for the assumptions used in the Monte Carlo model for the PBRSUs:

Expected volatility	62.8%
Expected dividend yield	0%
Risk-free interest rate	4.2%

The grant-date fair value is recognized as compensation cost on a straight-line basis. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur.

Compensation costs related to PBRSUs are recorded as general and administrative expense. The unrecognized cost associated with PBRSU awards was $0.6 million at June 30, 2026. The Company expects to recognize the unrecognized compensation cost for PBRSU awards over a weighted-average period of approximately 2.5 years.

The following table summarizes information regarding the PBRSU activity for the period presented:

	Number of Units	Weighted Average Grant-Date Fair Value per Unit(1)
PBRSUs outstanding at December 31, 2025	-	$-
Granted(2)	40,110	$16.64
Forfeited	(1,200)	$16.51
Vested	-	$-
PBRSUs outstanding at June 30, 2026	38,910	$16.65

(1) Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.

(2) The aggregate grant-date fair value of PSUs issued for the six months ended June 30, 2026 was $0.7 million

Options

During the six months ended June 30, 2026, no stock options were granted, and the Company recognized stock option expense of $39,000. The remaining amount of unamortized stock options expense at June 30, 2026 was $61,000.

The intrinsic value of outstanding and exercisable options at June 30, 2026 was $0.

Option activity during the six months ended June 30, 2026, was:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2025	104,200	$20.09	2.3
Expired/canceled	(16,000)	$27.66
Outstanding at June 30, 2026	88,200	$18.72	2.2
Exercisable at June 30, 2026	65,063	$19.74	1.8

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

The calculation of earnings (loss) per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	For the Three Months Ended		For the Six Months Ended
Numerator:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$17,454	$(1,676)	$(8,173)	$(1,536)
Effect of common stock equivalents	-	-	-	-
Net income (loss) adjusted for common stock equivalents	$17,454	$(1,676)	$(8,173)	$(1,536)
Denominator:
Weighted average common shares – basic	13,300,231	4,570,178	10,620,121	4,556,866
Dilutive effect of common stock equivalents:
Options, RSUs and PBRSUs	-	-	-	-
Denominator:
Weighted average common shares – diluted	13,300,231	4,570,178	10,620,121	4,556,866
Earnings (loss) per common share – basic	$1.31	$(0.37)	$(0.77)	$(0.34)
Earnings (loss) per common share – diluted	$1.31	$(0.37)	$(0.77)	$(0.34)

For the three and six months ended June 30, 2026, and 2025, share equivalents related to options to purchase 88,200 and 2,294,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 16 – INCOME TAXES

The effective tax rates for the six months ended June 30, 2026 and 2025 was (1.7%) and 21.3%, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the six months ended June 30, 2026 was primarily attributable to the change in the valuation allowance recorded for the period, which was not recorded in previous period.

The Company’s current income tax benefit (expense) was ($9,000) and ($37,000) for the three and six months ended June 30, 2026, respectively. The Company had no current income tax benefit (expense) for the three and six months ended June 30, 2025.

The Company’s deferred income tax benefit (expense) was ($1.0 million) and ($121,000) for the three and six months ended June 30, 2026, respectively. The Company’s deferred income tax benefit (expense) was $490,000 and $414,000 for the three and six months ended June 30, 2025, respectively.

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

NOTE 18 — SUBSEQUENT EVENTS

On July 30, 2026, the Company entered into a Purchase and Sale Agreement to sell its interests in certain properties within Weld County, Colorado. In exchange for the sale and transfer of its interests, the Company received $2.5 million.

On August 5, 2026, the Company entered into a Membership Interest Purchase Agreement to sell its interests in Pine Haven effective July 1, 2026. In exchange for the sale and transfer of its interests, the Company agreed to pay the buyer an aggregate purchase price equal to $3.8 million. Upon close, the Company will pay $0.5 million. The balance of the purchase price will be paid by installment payments through August 2028.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and six months ended June 30, 2026, above.

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

•

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and six-month periods ended June 30, 2026 and 2025, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

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

As of June 30, 2026, we held approximately 88,605 net acres in the D-J Basin located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, through our wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and North Peak Oil & Gas, LLC (“NPOG”)(the “D-J Basin Asset”), which assets are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”). On April 3, 2025, effective January 1, 2025, the Company sold all of its legacy 17 gross (15.4 net) operated wells in the D-J Basin in order to reduce plugging and abandonment liabilities and recurring operating expenses. The Company retained ownership of the associated leasehold interests, as these legacy wells no longer provided meaningful oil and gas production.

As of June 30, 2026, the Company held approximately 202,380 net acres in the Powder River Basin, predominantly located in Campbell County, Wyoming, through its wholly-owned subsidiary Century Oil and Gas Sub-Holdings, LLC (“COG”). These assets are operated by the Company’s wholly-owned operating subsidiaries, COG, Navigation Powder River, LLC (“NPR”), and Pine Haven Resources, LLC (“Pine Haven”), and are referred to as the “Powder River Basin Asset” or the “PRB Asset.”

As of June 30, 2026, we held approximately 14,505 net acres in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”). These assets are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), and are collectively referred to as our “Permian Basin Asset.”

As of June 30, 2026, we held interests in 184 gross (79.4 net) wells, consisting of 180 producing wells, three saltwater disposal wells, and one drilled but uncompleted wells (“DUCs”) in the D-J Basin Asset. Of these wells, 74 gross (66.9 net) were operated, and 110 gross (12.5 net) were non-operated. In the PRB Asset, we held interests in 156 gross (135.4 net) wells, consisting of 140 producing wells, 15 injection wells, and one saltwater disposal well. Of these wells, 16 gross (1.4 net) were non-operated. In the Permian Basin, we held interests in 38 gross (34.5 net) wells consisting of 34 producing wells, two injection wells, and two saltwater disposal wells.

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

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2026 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) public or private debt or equity financings, including up to $7.6 million in securities which we may sell in the future in “at the market offerings”, pursuant to a Sales Agreement entered into on December 20, 2024, with Roth Capital Partners, LLC (the “Lead Agent”), and A.G.P./Alliance Global Partners (“AGP” and, together with the Lead Agent, the “Agents”) discussed in greater detail below under “Liquidity and Capital Resources—Financing” (under which we have sold 24,498 shares of common stock to date at a sales prices ranging between $14.32 to $16.02 per share), and (iv) funding through credit or loan facilities, including under the Company’s A&R Credit Agreement with Citibank, N.A., as administrative agent, which currently provides a borrowing base of $125 million and an aggregate maximum revolving credit amount of $250 million (of which $85 million has been drawn down by the Company to date), as discussed in greater detail below under “Amended and Restated Credit Agreement”. In addition, we may seek additional funding through asset sales, farm-out arrangements, and credit facilities to fund potential acquisitions during the remainder of 2026.

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

In February 2025, the Company entered into a Joint Development Agreement with a large, Denver, Colorado-based private equity-backed D-J Basin exploration and production (E&P) Company with extensive operational experience (the “Operator”), pursuant to which the parties agreed to jointly participate in the expansion and development of the Company’s Roth and Amber drilling spacing units (DSUs) located in Weld County, Colorado, with the Operator paying to the Company $1.7 million, the Company agreeing to amend the Company’s existing Roth and Amber DSUs to increase each to 1,600 acres and transferring operatorship of the DSUs to the Operator, and the parties agreeing to jointly participate in the development of the Roth and Amber DSUs. The Roth wells were drilled and completed in the fourth quarter of 2025. The Operator had until May 10, 2026, to make an election to acquire up to 50% of the Company’s working interest in the Amber DSU at an acquisition price of approximately $2.5 million but did not make this election.

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

The A&R Credit Agreement has a maturity date of October 31, 2029. The A&R Credit Agreement provides for an initial borrowing base and aggregate elected commitments of $120 million and an aggregate maximum revolving credit amount of $250 million. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, commencing on April 1, 2026, and is subject to additional adjustments from time to time, including, for certain asset sales, elimination or reduction of hedge positions and title defects.

The A&R Credit Agreement contains additional restrictive covenants that limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur additional liens, enter into mergers and consolidations, make or declare dividends, make investments and loans, engage in transactions with affiliates.

On December 2, 2025, the parties to the A&R Credit Agreement entered into a First Amendment to Credit Agreement, which amended the A&R Credit Agreement to add an additional lender and re-allocate commitments among the lender group, which amendment was deemed immaterial by the Company.

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

On May 19, 2026, the parties to the A&R Credit Agreement entered into a Third Amendment to Credit Agreement to increase the borrowing base and elected commitment amount from $120 million to $125 million. The redetermination of the borrowing base pursuant to the Third Amendment constituted the redetermination originally scheduled for on or about December 1, 2025, with the next redetermination scheduled to occur on or about July 1, 2026.

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement. The Company subsequently borrowed an additional $6.0 million on January 8, 2026 and $5.0 million on February 5, 2026. The proceeds from these borrowings were used to fund the Company’s participation in certain non-operated well operations and to pay other Company obligations. During Q2 2026, the Company paid $13 million, resulting in an outstanding balance of $85.0 million as of June 30, 2026.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and six-month periods ended June 30, 2026, and 2025, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended June 30, 2026, vs. Three Months Ended June 30, 2025

We reported net income for the three-month period ended June 30, 2026, of $17.5 million, or $1.31 per common share, compared to a net loss of $1.7 million, or ($0.37) per common share, for the three-month period ended June 30, 2025. The $19.1 million increase in net income is primarily attributable to a $17.6 million increase in operating income associated with the October 2025 Mergers. Furthermore, during the three months ended June 30, 2026, the Company recorded $5.0 million in income on derivative contracts (both realized and unrealized) as commodity pricing decreased temporarily as of June 30, 2026 from previous highs at March 31, 2026. Offsetting these increases to net income was $2.0 million in interest expense recorded during the three months ended June 30, 2026. Prior to the Company’s Mergers in October 2025, the Company had no outstanding debt or hedge positions as of or for the three months ended June 30, 2025.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended June 30,		Increase	%
Sales Volumes:	2026	2025	(Decrease)	Incr(Decr)
Crude Oil (Bbls)	450,607	100,249	350,358	349%
Natural Gas (Mcf)	512,805	119,493	393,312	329%
NGL (Bbls)	82,838	17,863	64,975	364%
Total (Boe) (1)	618,912	138,028	480,884	348%

Crude Oil (Bbls per day)	4,952	1,102	3,850	349%
Natural Gas (Mcf per day)	5,635	1,313	4,322	329%
NGL (Bbls per day)	910	196	714	364%
Total (Boe per day) (1)	6,801	1,517	5,284	348%

Average Sales Price:
Crude Oil ($/Bbl)	$94.07	$61.65	$32.42	53%
Natural Gas($/Mcf)	2.10	2.70	(0.60)	(22)%
NGL ($/Bbl)	31.98	26.24	5.74	22%

Revenues (in thousands):
Crude Oil	$42,387	$6,180	$36,207	586%
Natural Gas	1,075	323	752	233%
NGL	2,651	469	2,182	465%
Total Revenues	$46,113	$6,972	$39,141	561%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended June 30, 2026, increased $39.1 million, or 561%, to $46.1 million, compared to $7.0 million for the same period a year ago. Of the total increase in revenues, $35.8 million is attributable to increased sales volumes and $3.3 million is attributable to increased pricing compared to prior period. The increase in production volume is related to our October 2025 Mergers

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Direct Lease Operating Expense	$8,846	$1,256	$7,590	604%
Workovers	626	469	157	33%
Other*	6,934	1,074	5,860	546%
Lease Operating Expenses	16,406	2,799	13,607	486%

Depreciation, Depletion, Amortization and Accretion	$10,152	$3,857	$6,295	163%
Impairment of Oil and Gas Properties	$817	$510	$307	60%

General and Administrative (Cash)	$2,998	$1,219	$1,779	146%
Share-Based Compensation (Non-Cash)	410	474	(64)	(14)%
Total General and Administrative Expense	$3,408	$1,693	$1,715	101%

Gain on Sale of Oil and Gas Properties	$52	$1,021	$(969)	(95)%
Interest expense	$1,973	$-	$1,973	N/A
Interest income	$76	$63	$13	21%
Net income (loss) on derivative contracts	$5,014	$-	$5,014	N/A
Other Income (Expense)	$6	$15	$(9)	(60)%
Income tax benefit (expense)	$(1,027)	$-	$(1,027)	N/A

* Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease operating expenses. Lease operating expenses increased by $13.6 million for the three months ended June 30, 2026, primarily due to the October 2025 Mergers. Acquired properties contributed $6.9 million of direct lease operating expenses and $5.0 million of other operating costs, along with $1.7 million of higher variable expenses associated with increased legacy production volumes.

Depreciation, depletion, amortization and accretion. Increased by $6.3 million for the three months ended June 30, 2026, compared to the prior period, primarily due to the production increase noted above, which is primarily attributed to inclusion of the Acquired Companies.

Impairment of oil and gas properties. The Company recorded an impairment of oil and gas properties of $0.8 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively. The impairments related to expiration of certain leases representing 2,002 and 776 net acres, respectively, in the D-J Basin, that it allowed to expire or currently has no plans to drill prior to expiration.

General and administrative expenses (excluding share-based compensation). General and administrative expenses (excluding share-based compensation) increased by $1.8 million for the three months ended June 30, 2026, compared to the prior period, primarily due to additional payroll expenses associated with the Mergers and higher legal and audit fees due to the growth of the Company period over period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, slightly decreased when comparing periods.

Net loss on derivative contracts. For the three months ended June 30, 2026, the Company recorded net income of $5.0 million from its derivative contracts. Although the Company recorded $8.1 million in realized losses during the three months ended June 30, 2026, this loss was offset by an unrealized gain on derivative contracts of $13.1 million. primarily due to the decrease in commodity pricing from March 31, 2026 to June 30, 2026 related to unsettled periods. There were no derivative contracts in the prior period.

Interest expense.  The Company recognized $2.0 million in interest expense in the current period compared to no interest expense in the prior period as a result of the Company utilizing its credit facility beginning in October 2025. Interest expense for the current period consisted of $1.8 million in interest incurred under the A&R Credit Agreement (discussed above) and $0.2 million related to the amortization of deferred financing costs. No interest expense or amortization of deferred financing costs were recorded in the prior period.

Six Months Ended June 30, 2026, vs. Six Months Ended June 30, 2025

We reported a net loss for the six month period ended June 30, 2026, of $8.2 million, or ($0.77) per common share, compared to a net loss of $1.5 million, or ($0.34) per common share, for the six months ended June 30, 2025. Although operating income increased by $24.2 million in the current period compared to the prior period, primarily the result of the October 2025 Mergers, net income decreased by $6.6 million. The decline was primarily driven by a net loss of $26.3 million on derivative contracts (both realized and unrealized), resulting from the recent and substantial increase in commodity prices in relation to the Company’s hedge positions. Additionally, the Company recorded $4.0 million in interest expense during the six months ended June 30, 2026. Prior to the Company’s Mergers in October 2025, the Company had no outstanding debt or hedge positions as of or for the six months ended June 30, 2025.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Six Months Ended June 30,		Increase	%
Sales Volumes:	2026	2025	(Decrease)	Incr(Decr)
Crude Oil (Bbls)	985,170	202,931	782,239	385%
Natural Gas (Mcf)	1,148,862	286,227	862,635	301%
NGL (Bbls)	170,406	41,006	129,400	316%
Total (Boe) (1)	1,347,053	291,642	1,055,411	362%

Crude Oil (Bbls per day)	5,443	1,121	4,322	386%
Natural Gas (Mcf per day)	6,347	1,581	4,766	301%
NGL (Bbls per day)	941	227	714	315%
Total (Boe per day) (1)	7,442	1,612	5,848	362%

Average Sales Price:
Crude Oil ($/Bbl)	$80.13	$65.32	$14.81	23%
Natural Gas ($/Mcf)	2.58	4.07	(1.49)	(37)%
NGL ($/Bbl)	25.95	31.43	(5.48)	(17)%

Revenues (in thousands):
Crude Oil	$78,945	$13,254	$65,691	496%
Natural Gas	2,967	1,165	1,802	155%
NGL	4,423	1,289	3,134	243%
Total Revenues	$86,335	$15,708	$70,627	450%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the six-month period ended June 30, 2026, increased $70.6 million, or 450%, to $86.3 million, compared to $15.7 million for the same period a year ago. Of the total increase in revenues, $68.3 million is attributable to increased sales volumes and $2.3 million is attributable to increased pricing compared to prior period. The increase in production volume is related to our October 2025 Mergers.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Direct Lease Operating Expense	$18,477	$3,181	$15,296	481%
Workovers	764	731	33	5%
Other*	13,522	2,299	11,223	488%
Lease Operating Expenses	32,763	6,211	26,552	427%

Depreciation, Depletion, Amortization and Accretion	$22,602	$7,203	$15,399	214%
Impairment of Oil and Gas Properties	$2,422	$742	$1,680	226%

General and Administrative (Cash)	$5,613	$2,340	$3,273	140%
Share-Based Compensation (Non-Cash)	902	949	(47)	(5)%
Total General and Administrative Expense	$6,515	$3,289	$3,226	98%

Gain on Sale of Oil and Gas Properties	$52	$1,021	$(969)	(95)%
Interest expense	$3,968	$-	$3,968	N/A
Interest Income	$134	$127	$7	6%
Net income (loss) on derivative contracts	$(26,252)	$-	$(26,252)	N/A
Other Income (Expense)	$11	$17	$(6)	(35)%
Income tax benefit (expense)	$(159)	$-	$(159)	N/A

* Includes severance, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease operating expenses. Lease operating expenses increased by $26.6 million for the six months ended June 30, 2026, primarily due to the October 2025 Mergers. Acquired properties contributed $14.3 million of direct lease operating expenses and $9.8 million of other operating costs, along with $2.5 million of higher variable expenses associated with increased legacy production volumes.

Depreciation, depletion, amortization and accretion. Increased by $15.4 million for the six months ended June 30, 2026, compared to the prior period, primarily due to the production increase noted above, which is attributed to inclusion of the Acquired Companies.

Impairment of oil and gas properties. The Company recorded an impairment of oil and gas properties of $2.4 million and $0.7 million during the six months ended June 30, 2026 and 2025, respectively, related to the expiration of certain leases representing 5,662 and 776 net acres, respectively, in the D-J Basin, that it allowed to expire or currently has no plans to drill prior to expiration.

General and administrative expenses (excluding share-based compensation). General and administrative expenses (excluding share-based compensation) increased by $3.3 million for the six months ended June 30, 2026, compared to the prior period, primarily due to additional payroll expenses compared to the prior period, with the addition of 12 employees added in connection with the Mergers, and higher legal and audit fees due to the growth of the Company period over period.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, slightly decreased when comparing periods.

Net loss on derivative contracts. For the six months ended June 30, 2026, the Company recorded a net loss of $26.3 million from it derivative contracts. During this period, the Company recorded $11.5 million in realized losses for its settled contracts and an unrealized loss of $14.8 million in unrealized losses for its unsettled contracts. Both losses were driven by the increases in commodity pricing during the first half of 2026 compared to prior periods. There were no derivative contracts in the prior period.

Interest expense.  The Company recognized $4.0 million in interest expense in the current period compared to no interest expense in the prior period as a result of the Company utilizing its credit facility beginning in October 2025.  Interest expense for the current period consisted of $3.6 million of interest under the A&R Credit Agreement (discussed above) and $0.4 million related to the amortization of deferred financing costs. No interest expense or amortization of deferred financing costs were recorded in the prior period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the six-month period ended June 30, 2026 were from $86.3 million in sales of crude oil, natural gas and NGLs. As of June 30, 2026, the Company has $12.1 million in cash and restricted cash and availability of $40 million under the A&R credit Agreement. The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At June 30, 2026, the Company’s total current liabilities of $50.7 million exceeded its total current assets of $39.8 million, resulting in a working capital deficit of $10.9 million. At December 31, 2025, total current liabilities of $64.5 million exceeded total current assets of $37.8 million, resulting in a working capital deficit of $26.7 million. The $15.8 million decrease in the working capital deficit was primarily driven by a reduction in capital payables and accrued expenses following the completion of certain drilling programs with third-party partners during the period. This improvement was coupled with an increase in accounts receivable and cash balances from initial production sales related to the applicable wells.

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

Financing

The Company has an ongoing $8.0 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). During the month of June 2025, the Company sold an aggregate of 24,498 shares of common stock in five separate sales at a sales prices ranging between $14.32 to $16.02 per share via an ongoing “at the market offering” (for net proceeds of $354,000, which includes $11,000 in commission fees). The Company also incurred $214,000 in initial and subsequent legal and audit-related fees and expenses incurred in connection with the registration and placement of the ATM Offering. As of June 30, 2026, a total of $7.6 million is available for future sales of common stock under the ATM Offering.

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

Our expected net capital expenditures for 2026 are discussed above under “Strategy”. We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remaining portion of our 2026 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our A&R Credit Agreement with Citibank, N.A., as administrative agent, which provides for a borrowing base of $125 million and an aggregate maximum revolving credit amount of $250 million (of which $85 million has been drawn down by the Company to date to fund the Mergers, participation in non-operated wells operations, and other Company payables), as discussed below, (iv) public or private debt or equity financings, pursuant to the ATM Offering noted above, and (v) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2026.

On October 31, 2025, the Company entered into the Amended and Restated Credit Agreement, discussed in greater detail above.

Cash Flows (in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$25,873	$5,508
Cash flows (used in) provided by investing activities	(18,008)	(1,040)
Cash flows (used in) provided by financing activities	(2,044)	139
Net increase (decrease) in cash and restricted cash	$5,821	$4,607

Cash flows provided by operating activities. Net cash provided by operating activities increased by $20.4 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in operating income of $24.2 million, which was partially offset by a $7.8 million in cash paid for derivative settlements during the first half of 2026.

Cash flows (used in) provided by investing activities. Net cash used in investing activities increased by $17.0 million for the current year’s period, when compared to the prior year’s period, primarily due to increased cash outlays from our capital spending relating to our drilling and completion activities.

Cash flows (used in) provided by financing activities. Net cash used in financing activities during the six months ended June 30, 2026 consisted of a net repayment of $2 million on our credit facility. There were no significant cash flows from financing activities in the prior period.

Non-GAAP Financial Measures

We have included EBITDA and Adjusted EBITDA in this Report as supplements to generally accepted accounting principles in the United States of America (“GAAP”) measures of performance to provide investors with an additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing the Company and its results of operations. “EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, less share-based compensation (non-cash), merger acquisition costs, impairment of oil and gas properties and unrealized gain (loss) on derivative contracts.  Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated. EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, future requirements for capital expenditures, or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments. For example, although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Additionally, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than PEDEVCO Corp. does, limiting its usefulness as a comparative measure. You should not consider EBITDA and Adjusted EBITDA in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of each of these non-GAAP measures to the most comparable GAAP measure. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view these non-GAAP measures in conjunction with the most directly comparable GAAP financial measure. The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$17,454	$(1,676)	$(8,173)	$(1,536)
Add (deduct)
Interest expense	1,973	-	3,968	-
Income tax benefit (expense)	1,027	(490)	159	(414)
Depreciation, depletion, amortization and accretion	10,152	3,857	22,602	7,203
EBITDA	30,606	1,691	18,556	5,253
Add (deduct)
Share-based compensation (non-cash)	412	474	904	949
Merger acquisition costs	-	-	200	-
Impairment of oil and gas properties	817	510	2,422	742
Unrealized (gain) loss on derivative contracts	(13,114)	-	14,777	-
Gain on sale of oil and gas properties	(52)	(1,021)	(52)	(1,021)
Note receivable - credit loss	-	1,378	-	1,378
Adjusted EBITDA	$18,669	$3,032	$36,807	$7,301

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Financial Officer (“CFO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO concluded as of June 30, 2026, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management's conclusion was the result of the material weaknesses identified during the preparation of the Company's year-end financial statements and reported in Item 9A of the Form 10-K for the year ended December 31, 2025 that have not yet been remediated as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

In 2022, two environmental advocacy groups filed suit against the U.S. Department of Interior and the Bureau of Land Management (“BLM”) challenging certain lease sales by the BLM beginning in December of 2017 (the “BLM Litigation”). On January 17, 2025, a three-judge panel of the Ninth Circuit Court of Appeals upheld vacatur of a portion of the leases sold by the BLM, on grounds that the BLM violated the Federal Land Policy and Management Act when selling certain leases.  While the Ninth Circuit ruling cancelled certain leases, the Ninth Circuit reversed its portion of the ruling, and determined that some of the leases should not be cancelled.

On June 12, 2026, the Montana District Court ruled that certain other leases should be cancelled on the grounds that BLM had again violated the Federal Land Policy and Management Act. This portion of the case has been appealed to the Ninth Circuit Court of Appeals by at least one party. It is possible that the Ninth Circuit Court of Appeals ruling could result in the cancellation of some or all of these leases. In the event all of these leases are cancelled, the Company would lose leases covering approximately 43,670 net acres in the PRB, upon cancellation of which leases the Company would receive reimbursement for leasehold purchase amounts paid of approximately $40.2 million.

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

As of the date of this report, the Company currently has approximately 61% of our forecasted production on a BOE basis hedged for the second half of 2026, 58% hedged for 2027 and 39% hedged for 2028.

For the three and six months ended June 30, 2026, the Company had a net gain on derivative contracts of $5.0 million and a net loss on derivative contracts of $26.3 million, respectively. Our hedging activities have in the past exposed, and may in the future expose, us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Our hedges have in the past and may in the future result in losses and reduce the amount of revenue we would otherwise obtain upon the sale of our oil and natural gas production and may also decrease our margins and net revenues.

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

To the extent that we have engaged, or in the future engage, in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in commodity prices above the prices established by our hedging contracts, similar to what occurred during the six months ended June 30, 2026. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

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

In addition to commodity price volatility, our asset base is subject to the risk of lease expirations, which may result in the loss of leasehold interests and associated capitalized costs if we are unable to meet drilling commitments or obtain extensions. In our D-J Basin asset, 16,138 total net acres were scheduled to expire during 2026, of which 3,310 net acres expired during the first half of 2026, with an additional 2,133 and 638 net acres expiring in 2027 and 2028, respectively, and 8,081 net acres thereafter, in each case net to our direct ownership interest, if we do not satisfy applicable drilling or extension requirements. In the PRB, 4,822 total net acres were set to expire in 2026, of which 720 net acres expired during the first half of 2026, with 34,999 and 15,828 net acres expiring in 2027 and 2028, respectively. In the Permian Basin asset, approximately 200 net acres are scheduled to expire in 2026 (net to our direct ownership interest only). If these leases expire without being developed or extended, we may be required to write off the associated unproved property costs, which could result in material non-cash charges.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended June 30, 2026, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a) Form 8-K Information.

The following information is disclosed pursuant to Item 5(a) of Part II of Form 10-Q:

Phoenix Litigation

Upon the consummation of the Mergers, effective October 31, 2025, a wholly-owned subsidiary of NPOG, Navigation Powder River, LLC (“NPRLLC”), became an indirect wholly-owned subsidiary of the Company.  On July 31, 2025, NPRLLC and Phoenix Energy One, LLC (“Phoenix”) entered into that certain Purchase and Sale Agreement (the “Phoenix PSA”) whereby NPRLLC agreed to sell to Phoenix certain oil and gas properties located in Campbell and Converse Counties, Wyoming. On September 10, 2025, NPRLLC filed a Petition against Phoenix in the Eleventh Division of the Texas Business Court (Navigation Powder River, LLC v. Phoenix Energy One, LLC) alleging a breach of contract by Phoenix Energy for its failure to consummate the transactions contemplated by the Phoenix PSA (the “Phoenix Litigation”).  On June 1, 2026, the parties entered into a Settlement Agreement (the “Phoenix Settlement Agreement”) whereby the parties settled all disputes arising under the Phoenix PSA, and exchanged mutual releases related thereto, with Phoenix agreeing to pay to NPRLLC (i) $2 million on June 26, 2026 (which amount has been paid and received), (ii) $2 million on July 6, 2026 (which amount has been paid and received), (iii) $1.75 million on July 30, 2026 (which amount has been paid and received), and (iv) $1,000,000 on September 30, 2026.  NPRLLC also retains the $250,000 first payment already received under the Phoenix PSA.  Upon receipt of the $1.75 million payment on July 30, 2026, Phoenix filed the Assignment and Bill of Sale transferring the assets subject to the Phoenix PSA from NPRLLC to Phoenix, as originally contemplated under the Phoenix PSA.  Upon receipt of the final $1 million payment on September 30, 2026, NPRLLC is required to dismiss the Phoenix Litigation with prejudice.

(c) Rule 10b5-1 Trading Plans.

In the event our directors and executive officers desire to purchase or sell our shares, they are encouraged, but not required, to enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
3.1	Second Amended and Restated Certificate of Formation of PEDEVCO Corp., filed with the Secretary of State of Texas on February 27, 2026	8-K	3.1	3/3/2026	001-35922
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation, affecting a 1-for-20 Reverse Stock Split of the Outstanding Common Stock, filed with the Secretary of State of Texas on March 10, 2026	8-K	3.2	3/13/2026	001-35922
10.1#	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	9/1/2021	001-35922
10.2#	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	8/30/2021	001-35922
10.3#	Second Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.7	11/3/2025	001-35922
10.4#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	99.2	9/1/2021	333-259248
10.5#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement	S-8	99.3	9/1/2021	333-259248
10.6	First Amendment to Credit Agreement, dated as of December 2, 2025, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.2	5/8/2026	001-35922
10.7	Second Amendment to Credit Agreement, dated as of May 5, 2026, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.3	5/8/2026	001-35922
10.8	Third Amendment to Credit Agreement, dated as of May 19, 2026, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.4	5/20/2026	001-35922
10.9#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	8-K	10.4	6/24/2026	001-35922
10.10#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	10.5	6/24/2026	001-35922
10.11#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement Performance Matrix	8-K	10.6	6/24/2026	001-35922
10.12	Separation and General Release Agreement dated July 15, 2026, by and between PEDEVCO Corp. and Paul Pinkston	8-K	10.1	7/17/2026	001-35922
10.13#	Employment Agreement dated July 22, 2026, between PEDEVCO Corp. and Reagan Tuck Dukes	8-K	10.6	7/24/2026	001-35922
10.14#	Employment Agreement dated July 22, 2026, between PEDEVCO Corp. and Robert J. Long	8-K	10.7	7/24/2026	001-35922
10.15*	Settlement Agreement dated June 1, 2026, by and between Phoenix Energy One, LLC and Navigation Powder River, LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

August 13, 2026	By:	/s/ J. Douglas Schick
J. Douglas Schick
President and Chief Executive Officer
(Principal Executive Officer)

PEDEVCO Corp.

August 13, 2026	By:	/s/ Robert J. Long
Robert J. Long
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

