Form 10-Q
period 2026-09-30
PEDEVCO CORP
filed 2026-11-12
CIK 1141197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

At November 9, 2026, there were 13,282,934 shares of the Registrant’s common stock outstanding.

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

Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective on March 13, 2026 at 12:01 a.m. Eastern Time (the “Effective Time”). The shares of the Company’s common stock began trading on the NYSE American (“NYSE American”) on a post-split basis on March 13, 2026, with a new CUSIP number of 70532Y402. No change was made to the trading symbol for the Company’s shares of common stock, “PED” in connection with the Reverse Stock Split.

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

The effects of the Reverse Stock Split have been retroactively applied throughout this Report unless otherwise stated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q (this “Report”) include forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may,” and similar expressions or future or conditional verbs such as “should”, “would”, and “could” are generally forward-looking in nature and not historical facts. Forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs and cash flows, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Readers are cautioned not to place undue reliance on these forward-looking statements.

Forward-looking statements may include statements about:

●	our business strategy;
●	our reserves;
●	our technology;
●	our cash flows and liquidity, including the results of borrowing base redeterminations and our compliance with the covenants under our A&R Credit Agreement;
●	our financial strategy, budget, projections and operating results;
●	oil and natural gas realized prices;
●	timing and amount of future production of oil and natural gas;
●	the availability of oil field labor;
●	the amount, nature and timing of capital expenditures, including future exploration and development costs;
●	drilling of wells;
●	government regulation and taxation of the oil and natural gas industry;
●	changes in, and interpretations and enforcement of, environmental and other laws and other political and regulatory developments, including, in particular, additional permit scrutiny in Colorado;
●	exploitation projects or property acquisitions and divestitures;
●	costs of exploiting and developing our properties and conducting other operations;
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
●

political conditions in or affecting oil, NGLs and natural gas producing regions and/or pipelines, including in Eastern Europe, the Middle East and South America, for example, as experienced with the Russian invasion of the Ukraine in February 2022 and the ongoing conflicts involving Iran and related disruptions to shipping through the Strait of Hormuz;

●	the impairment of oil and gas assets, including as a result of lease expirations or the cancellation of federal leases in connection with the BLM Litigation;
●	our future operating results;
●	the benefits of our recent acquisitions (discussed below) and future acquisition transactions;
●	the impairment of oil and gas assets;
●	our estimated future reserves and the present value of such reserves; and
●	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PEDEVCO CORP.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2026	December 31,
	(Unaudited)	2025
Assets
Current assets:
Cash	$4,652	$3,222
Restricted cash	1,090	-
Accounts receivable – oil and gas	20,216	25,666
Inventory	141	61
Derivative contract assets, current	5,744	8,368
Prepaid expenses and other current assets	1,440	434
Total current assets	33,283	37,751

Oil and gas properties:
Oil and gas properties, subject to amortization, net	291,352	303,411
Oil and gas properties, not subject to amortization, net	27,107	18,859
Total oil and gas properties, net	318,459	322,270

Derivative contract assets	4,754	9,640
Operating lease - right-of-use asset	78	213
Other assets	1,864	5,995
Total assets	$358,438	$375,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,711	$32,436
Accrued expenses	24,435	8,245
Revenue payable	16,421	21,480
Operating lease liabilities – current	63	182
Derivative contract liabilities - current	18,116	964
Asset retirement obligations - current	707	1,170
Total current liabilities	65,453	64,477

Long-term liabilities:
Revolving credit facility	80,000	87,000
Operating lease liabilities, net of current portion	-	32
Derivative contract liabilities	8,419	6,358
Asset retirement obligations, net of current portion	9,154	7,641
Deferred income taxes	972	800
Other long-term liabilities	3,020	2,197
Total liabilities	167,018	168,505

Commitments and contingencies (Note 12)

Shareholders’ equity
Series A preferred stock, $0.001 par value, 100,000,000 shares authorized; 17,013,637 shares designated; -0- and 17,013,637 shares issued and outstanding, respectively	-	17,014
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized, respectively; 13,292,013 and 4,797,239 shares issued and outstanding, respectively	13	5
Additional paid-in capital	330,682	312,205
Accumulated deficit	(139,275)	(121,860)
Total shareholders’ equity	191,420	207,364
Total liabilities and shareholders’ equity	$358,438	$375,869

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2026	2025	2026	2025
Oil and gas sales	$35,540	$6,961	$121,875	$22,669
Operating expenses:
Lease operating costs	14,320	2,095	47,083	8,305
Exploration expense	29	-	53	-
Selling, general and administrative expense	4,940	1,525	11,455	4,815
Depreciation, depletion, amortization and accretion	9,703	4,010	32,305	11,213
Impairment of oil and gas properties	2,367	165	4,789	907
Total operating expenses	31,359	7,795	95,685	25,240

Gain on sale of oil and gas properties, net	4,735	-	4,787	1,021
Note receivable - credit loss	-	-	-	(1,378)
Operating income (loss)	8,916	(834)	30,977	(2,928)
Other income (expense):
Interest expense	(1,734)	(102)	(5,702)	(102)
Interest income	140	69	274	196
Net income (loss) on derivative contracts	(16,571)	-	(42,823)	-
Other income (expense)	23	378	34	395
Total other income (expense)	(18,142)	345	(48,217)	489
Income (loss) before income taxes	(9,226)	(489)	(17,240)	(2,439)
Income tax benefit (expense)	(16)	164	(175)	578
Net income (loss)	$(9,242)	$(325)	$(17,415)	$(1,861)
Earnings (loss) per common share:
Basic	$(0.70)	$(0.07)	$(1.51)	$(0.41)
Diluted	$(0.70)	$(0.07)	$(1.51)	$(0.41)
Weighted average number of common shares outstanding:
Basic	13,291,506	4,608,082	11,520,368	4,574,125
Diluted	13,291,506	4,608,082	11,520,368	4,574,125

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$(17,415)	$(1,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	32,305	11,213
Impairment of oil and gas properties	4,789	907
Note receivable - credit loss	-	1,378
Amortization of right-of-use asset	135	122
Amortization of deferred financing costs	504	102
Amortization of debt discount	39	-
Stock-based compensation expense	1,515	1,486
Net loss (gain) on derivative contracts	42,823	-
Cash received (paid) for derivative settlements, net	(11,454)	-
Deferred income tax expense (benefit)	175	(578)
Gain on sale of oil and gas properties	(8,460)	(1,021)
Loss on disposal of subsidiaries	3,673	-
Note receivable accrued interest	-	(41)
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	5,076	2,882
Prepaid expenses and other current assets	416	(62)
Inventory	(80)	-
Accounts payable	(21,424)	7,271
Accrued expenses	7,778	(9,835)
Revenue payable	(4,796)	942
Other liabilities	(174)	-
Net cash provided by operating activities	35,425	12,905

Cash Flows From Investing Activities:
Cash paid for drilling and completion costs	(30,339)	(8,905)
Acquisition of oil and gas leasehold costs	(6,052)	-
Proceeds from the sale of oil and gas property	8,251	2,923
Cash paid on disposal of subsidiaries, including cash disposed	(820)	-
Net cash used in investing activities	(28,960)	(5,982)

Cash Flows From Financing Activities:
Proceeds from credit facility	11,000	-
Repayments of credit facility	(18,000)	-
Reverse stock split costs	(44)	-
Proceeds from issuance of shares, net of offering costs	-	139
Net cash provided by (used in) financing activities	(7,044)	139

Net increase (decrease) in cash and restricted cash	(579)	7,062
Cash and restricted cash at beginning of period	6,321	6,607
Cash and restricted cash at end of period	$5,742	$13,669

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$4,491	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Change in accrued oil and gas development costs	$(3,916)	$(8,843)
Changes in estimates of asset retirement costs	$4,660	$476
Conversion of preferred stock into common stock	$17,014	$-
Asset retirement obligations disposed in sale of oil and gas properties	$4,643	$-
Note payable issued on disposal of subsidiaries	$3,130	$-
Note receivable associated with sale of oil and gas properties	$1,000	$-
Issuance of restricted common stock	$-	$4

See accompanying notes to unaudited consolidated financial statements.

PEDEVCO CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE three and nine months ended September 30, 2026 and 2025

(Unaudited)

(amounts in thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balances at December 31, 2024	-	$-	4,474,765	$4	$227,098	$(111,498)	$115,604
Issuance of restricted common stock	-	-	92,205	1	(1)	-	-
Stock-based compensation	-	-	-	-	475	-	475
Net income (loss)	-	-	-	-	-	140	140
Balances at March 31, 2025	-	$-	4,566,970	$5	$227,572	$(111,358)	$116,219
Issuance of restricted common stock	-	-	24,498	1	138		139
Stock-based compensation	-	-			474		474
Net income (loss)	-	-				(1,676)	(1,676)
Balances at June 30, 2025	-	$-	4,591,468	$6	$228,184	$(113,034)	$115,156
Issuance of restricted common stock	-	-	34,500	1	(1)		-
Stock-based compensation	-	-			537		537
Net income (loss)	-	-				(325)	(325)
Balances at September 30, 2025	-	$-	4,625,968	$7	$228,720	$(113,359)	$115,368

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balances at December 31, 2025	17,013,637	$17,014	4,797,239	$5	$312,205	$(121,860)	$207,364
Issuance of restricted common stock	-	-	10,949	-	-	-	-
Restricted common stock surrendered for tax withholding	-	-	(14,192)	-	-	-	-
Preferred conversion	(17,013,637)	(17,014)	8,506,818	8	17,006	-	-
Reduction for fractional shares in reverse stock split	-	-	(193)	-	(44)	-	(44)
Stock-based compensation	-	-	-	-	492	-	492
Net income (loss)	-	-	-	-	-	(25,627)	(25,627)
Balances at March 31, 2026	-	$-	13,300,621	$13	$329,659	$(147,487)	$182,185
Issuance of restricted common stock	-	-	782	-	-	-	-
Restricted common stock forfeitures	-	-	(10,501)	-	-	-	-
Stock-based compensation	-	-	-	-	412	-	412
Net income (loss)	-	-	-	-	-	17,454	17,454
Balances at June 30, 2026	-	$-	13,290,902	$13	$330,071	$(130,033)	$200,051
Issuance of restricted common stock	-	-	1,111	-	-	-	-
Restricted common stock forfeitures	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	611	-	611
Net income (loss)	-	-	-	-	-	(9,242)	(9,242)
Balances at September 30, 2026	-	$-	13,292,013	$13	$330,682	$(139,275)	$191,420

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

As a result of the Reverse Stock Split:

●	every 20 shares of issued and outstanding common stock were automatically combined into one share of common stock;
●	the par value of the Company’s common stock remained unchanged at $0.001 per share; and
●	fractional shares remaining after the Reverse Stock Split were paid in cash, such amounts were not material.

All issued and outstanding common stock, stock options, and other equity instruments, as well as the related exercise or conversion prices, were proportionately adjusted to reflect the Reverse Stock Split.

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

NOTE 2 – DESCRIPTION OF BUSINESS

PEDEVCO is an oil and gas company focused on the acquisition, development and optimization of oil and natural gas assets in the areas it operates. In particular, the Company focuses on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. The Company’s current properties are located in the Denver-Julesburg Basin (“D-J Basin”) in Colorado and Wyoming, the Powder River Basin (“PRB”) in Wyoming, and in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”).

The Company’s D-J Basin assets (the “D-J Basin Assets”), located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, are held through the Company’s wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and North Peak Oil & Gas LLC (“NPOG”), and are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”).

The Company’s PRB assets (the “Powder River Basin Assets” or “PRB Assets”), located in Campbell, Converse, Johnson, and Niobrara Counties, Wyoming, are held through the Company’s wholly-owned subsidiary Century Oil and Gas, LLC (“Century”), and operated by the Company’s wholly-owned operating subsidiaries, Century Oil and Gas Sub-Holdings, LLC (“COG”) and Navigation Powder River, LLC (“NPR”).

The Company’s Permian Basin assets (the “Permian Basin Assets”), located in Chaves and Roosevelt Counties, New Mexico, are held by the Company’s wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”), and are operated by the Company’s wholly-owned subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”).

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

The Company believes that horizontal development and exploitation of conventional assets in the Wattenberg and Wattenberg Extension in the D-J Basin and the PRB represent among the most economic oil and natural gas plays in the United States (“U.S.”).  Moving forward, the Company plans to optimize its existing assets and opportunistically seek additional acreage proximate to its currently held core acreage, as well as other attractive onshore U.S. oil and gas assets that fit the Company’s acquisition criteria, that Company management believes can be developed using its technical and operating expertise and be accretive to shareholder value.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its 2025 Annual Report. There have been no changes to the Company’s significant accounting policies since  December 31, 2025.

New Accounting Pronouncements

Income Statement –Expense Disaggregation Disclosures. In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires disaggregated disclosures of income statement expenses for public business entities. The guidance will require companies to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant because they include one or more of the five natural expense categories, as applicable: (1) purchase of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization (“DD&A”) recognized as part of oil and gas producing activities or other depletion expenses. The new guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on the Company’s financial disclosures. Adoption of the update is not expected to impact the Company’s financial position, results of operations or liquidity.

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

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type in the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Oil sales	$32,507	$6,176	$111,452	$19,430
Natural gas sales	912	377	3,879	1,542
Natural gas liquids sales	2,121	408	6,544	1,697
Total revenue from customers	$35,540	$6,961	$121,875	$22,669

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of  September 30, 2026 or  December 31, 2025.

NOTE 5 – CASH

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets, which sum to the total of such amounts in the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Cash	$4,652	$3,222
Restricted cash	1,090	-
Restricted cash included in other assets	-	3,099
Total cash and restricted cash	$5,742	$6,321

Restricted cash decreased from $3.1 million at December 31, 2025, primarily due to the release of collateral following the replacement of surety bonds related to the Company's drilling operations. The Company expects to secure the release of the remaining collateral within 90 days of the date of this Report and has therefore classified it as current restricted cash on the Company’s consolidated balance sheet as of  September 30, 2026.

NOTE 6 – OIL AND GAS PROPERTIES

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended September 30, 2026 (in thousands):

	December 31, 2025	Additions	Dispositions	Transfers	September 30, 2026
Oil and gas properties, subject to amortization	$434,218	$14,993	$(2,671)	$2,966	$449,506
Oil and gas properties, not subject to amortization	24,545	17,482	-	(2,966)	39,061
Asset retirement costs	7,037	4,660	(3,832)	-	7,865
Accumulated depletion	(98,046)	(30,812)	1,158	-	(127,700)
Accumulated impairment	(45,484)	(4,789)	-	-	(50,273)
Total oil and gas assets	$322,270	$1,534	$(5,345)	$-	$318,459

For the three and nine months ended September 30, 2026, the Company incurred $23.3 million and $32.5 million of capital expenditures, respectively, primarily related to the non-operated Davis Fed wells and the operated Jacob Fed 2PH well in the PRB, the completion of the operated Hastings DUC in the D-J Basin, and the acquisition of federal oil and gas leases of $6.1 million.

Additionally, for the three and nine months ended September 30, 2026, the Company recorded an impairment of oil and gas properties of $2.4 million and $4.8 million, respectively. All impairments during the three and nine months ended September 30, 2026 relate to undeveloped leases representing 3,878 and 9,540 net acres, respectively, in the D-J Basin that the Company allowed to expire or currently has no plans to drill prior to expiration.

The Company incurred depreciation, depletion and amortization on our proved properties of $9.4 million and $30.8 million for the three and nine months ended September 30, 2026, respectively.

NOTE 7 – ACQUISITIONS AND DIVESTITURES

Merger Agreement

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

The fair value of the consideration transferred was allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis and recorded as of October 31, 2025. The allocation was subsequently finalized, and no material measurement period adjustments were recorded during 2026.

Determining the fair value of the acquired assets and assumed liabilities required significant judgment and the use of various assumptions, the most significant of which related to the valuation of NPOG’s and COG’s oil and gas properties. The inputs and assumptions used in valuing these properties were classified as Level 3 within the fair value hierarchy.

Consideration:
Series A Convertible Preferred Stock	10,650
Fair Value Per Share of Preferred Stock	$6.03
Series A Convertible Preferred Stock Consideration	$64,220

Cash paid to settle North Peak Debt	115,646

Total consideration	$179,866

Fair value of assets acquired:
Cash and restricted cash	$24
Accounts receivable	12,806
Commodity derivative, asset - current	5,264
Prepaid expenses and other current assets	591
Evaluated oil and gas properties	191,700
Unevaluated oil and gas properties	11,266
Asset retirement costs	1,584
Other long-term assets	2,177
Total assets acquired	$225,412

Fair value of liabilities assumed:
Accounts payable and accrued liabilities	$41,719
Asset retirement obligations - current	488
Asset retirement obligations - long-term	1,096
Other long-term liabilities	2,243
Total liabilities assumed	$45,546

Total identifiable net assets acquired	$179,866

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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(in thousands)
Pro forma revenues	$ 29,678	$ 101,829
Pro forma net income (loss)	$ (8,644)	$ (15,333)

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

The Shareholder Agreement also provides registration rights. The Company was required to use commercially reasonable efforts to file a registration statement within 45 days of the Automatic Conversion Date covering resale of shares issuable upon conversion of the Series A Preferred Stock, using Form S-3 or Form S-1 if necessary. The Company filed the registration statement during the quarter ending September 30, 2026 and the registration statement was declared effective by the Securities and Exchange Commission on September 8, 2026, and no penalties were incurred for the Company’s failure to file within the original deadline set forth in the Shareholder Agreement. The agreement permits underwritten offerings of at least $10 million, subject to customary conditions, underwriter approval, frequency limits, and applicable grace periods. Piggyback registration rights are also provided, subject to customary underwriter and priority provisions. The Company will bear related expenses and provide customary indemnification under the Securities Act of 1933, as amended. The Shareholder Agreement became effective at Closing and terminates in accordance with its terms.

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

Also, effective February 27, 2026, Josh Schmidt, another Juniper Shareholder appointee, was appointed Chairman of the Board.

Other Acquisitions and Divestitures

As a result of the Phoenix Energy One, LLC litigation (see Note 12—Commitments and Contingencies) and assignment of the assets to Phoenix Energy One, LLC in July 2026 in exchange for $6.8 million, the Company recorded a gain of $6.3 million on sale of the properties during the three and nine months ended September 30, 2026.

On July 30, 2026, the Company entered into a Purchase and Sale Agreement to sell its interests in certain properties within Weld County, Colorado. In exchange for the sale and transfer of its interests, the Company received $2.5 million and recorded a gain of $2.1 million on the sale of the properties during the three and nine months ended September 30, 2026.

Effective July 1, 2026, the Company sold 100% of the membership interests in Pine Haven Resources, LLC (together with its subsidiaries, “Pine Haven”) to an unrelated third party under a Membership Interest Purchase Agreement executed on August 4, 2026. Under the agreement, the Company agreed to pay the buyer $3.8 million, $0.5 million at closing and the remaining $3.3 million in installments through August 2028. The Company recorded a note payable to the buyer for the installments at their present value of $3.1 million, net of a $0.2 million discount that is accreted to interest expense over the payment term ($3.2 million at September 30, 2026, of which $2.0 million is included in accrued expenses as a current liability) and a $3.7 million loss on the sale, which is included in “Gain on sale of oil and gas properties, net” for the three and nine months ended September 30, 2026. Pine Haven did not qualify as a discontinued operation.

NOTE 8 – REVOLVING CREDIT FACILITY

On October 31, 2025, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated its prior senior secured revolving credit agreement dated September 11, 2024, with Citibank, N.A., as administrative agent, and the lenders party thereto.

The A&R Credit Agreement matures on October 31, 2029 and provided for an initial borrowing base and elected commitments of $120 million, with a maximum revolving commitment of $250 million. The borrowing base is subject to scheduled semiannual redeterminations beginning December 1, 2025, as well as unscheduled redeterminations and other adjustments, and is determined by the lenders in their discretion. Borrowings are subject to customary conditions, including compliance with financial covenants.

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

For the nine months ended September 30, 2026, total interest expense was $5.7 million, consisting of $5.2 million of contractual interest and $0.5 million of amortization of deferred financing costs, resulting in an effective interest rate of 8.3% per annum (or 7.5% per annum excluding amortization of deferred financing costs). The weighted-average balance outstanding under the facility was $91.7 million. The Company also pays a commitment fee on unused commitments of 37.5 or 50 basis points, depending on the percentage of the borrowing base utilized. Amounts may be prepaid without penalty, and mandatory prepayments apply upon certain events. For the nine months ended September 30, 2026, the Company paid $117,000 in commitment fees.

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

On May 5, 2026, the parties to the A&R Credit Agreement entered into a Second Amendment to Credit Agreement which, among other amendments set forth therein, (i) amended the definition of “EBITDAX” to (A) update the cap on permitted transaction cost add-backs to EBITDAX for any acquisition or disposition of the Company’s oil and gas properties which form the collateral for the agreement, to the greater of $6,000,000 or five percent (5%) of the then-current borrowing base (currently $125 million), and (B) add back an estimated EBITDAX for the month of October 2025 attributable to the companies acquired by the Company in October 2025 from Juniper Capital Advisors, L.P.  for any test period that includes the fiscal quarter ended December 31, 2025; (ii) amended the definition of "Test Period" to provide for annualization of EBITDAX beginning with the Test Period ended December 31, 2025, building to a full trailing twelve-month calculation for the Test Period ending September 30, 2026; (iii) revised the borrowing base redetermination schedule so that the next scheduled redetermination occurs on or about July 1, 2026, with semi-annual redeterminations thereafter on or about April 1 and October 1 of each year; and (iv) updated the reserve report delivery schedule so that the next reserve report is due on or about June 1, 2026, with subsequent reports thereafter due on or about March 1 and September 1 of each year.

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

On October 22, 2026, the parties to the A&R Credit Agreement entered into a Fourth Amendment to Credit Agreement. The amendment reaffirmed the borrowing base and elected commitment amount at $125 million and set the redetermination of the borrowing base on February 1 and August 1 of each year going forward. The Fourth Amendment also (i) waived the scheduled borrowing base redetermination that was to occur on or about July 1, 2026, (ii) provided the lenders’ retroactive consent, effective July 1, 2026, to the sale of Pine Haven and released Pine Haven and its subsidiaries from their guaranty obligations, and (iii) changed the reserve report delivery dates to on or about January 20 and July 15 of each year.

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement (see Note 7 – Acquisitions and Divestitures above), representing the outstanding balance as of December 31, 2025. During the nine months ended September 30, 2026, the Company paid down a net amount of $7.0 million on the credit facility resulting in an outstanding balance of $80.0 million as of  September 30, 2026.

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

On October 31, 2025, the Company assumed the derivative liabilities (novated hedges) associated with its Mergers (see Note 7 above) which are subject to master netting agreements. Additional derivative contracts with the same counterparty are also subject to netting. Still, in accordance with ASC 815, the Company will classify the fair value of all its derivative positions on a gross basis in its corresponding consolidated balance sheets.

The Company has not designated its derivative instruments as accounting hedges. Accordingly, changes in the fair value of outstanding derivatives and settlements of derivative contracts are recognized in earnings and included in “Other Income (Expense)” under the caption “Net income (loss) on derivative contracts” in the consolidated statements of operations.

	Derivative Contracts
Commodity derivative instruments	Location of gain (loss) recognized in income on derivative contracts	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Realized loss on derivative contracts	Other income (expense) Net income (loss) on derivative contracts	$(4,605)	$(16,080)
Unrealized loss on derivative contracts	Other income (expense) Net income (loss) on derivative contracts	(11,966)	(26,743)
Total loss on derivative contracts		$(16,571)	$(42,823)

“Derivative contract assets” and “Derivative contract liabilities” represent the estimated fair value of open derivative positions, which reflects the difference between current forward commodity prices and the contractual hedge prices for the remaining hedged volumes as of  September 30, 2026 (the “mark-to-market” valuation).

As of  September 30, 2026, the Company had the following open crude oil and natural gas derivative contracts:

Crude Oil - Three Way Collars
	Producer Three-Way Collars (Summary of				Participating Three-Way Collars (Summary of
	Three Separate Contracts)				Three Separate Contracts)
	Volume	Put Sold(1)	Put Bought	Call Sold	Volume	Put Bought	Call Sold	Call Bought
Date	(Bbl)	($/Bbl)	($/Bbl)	($/Bbl)	(Bbl)	($/Bbl)	($/Bbl)	($/Bbl)
4Q 2026	29,700	$-	$55.00	$67.65	66,900	$54.00	$62.50	$80.00
FY 2026	29,700	$-	$55.00	$67.65	66,900	$54.00	$62.50	$80.00
1Q 2027	27,400	$-	$55.00	$71.55	127,700	$54.00	$62.50	$80.00
2Q 2027	26,200	$45.00	$55.00	$71.55	163,700	$54.00	$62.50	$80.00
3Q 2027	25,200	$45.00	$55.00	$71.55	163,300	$54.00	$62.50	$80.00
4Q 2027	24,200	$45.00	$55.00	$71.55	129,800	$54.00	$62.50	$80.00
FY 2027	103,000	$33.03	$55.00	$71.55	584,500	$54.00	$62.50	$80.00
1Q 2028	-	-	-	-	114,100	$54.00	$62.50	$80.00
2Q 2028	-	-	-	-	128,000	$54.00	$62.50	$80.00
3Q 2028	-	-	-	-	123,000	$54.00	$62.50	$80.00
4Q 2028	-	-	-	-	39,100	$54.00	$62.50	$80.00
FY 2028	-	-	-	-	404,200	$54.00	$62.50	$80.00

(1) On July 31, 2026, the Company purchased crude oil put options with a strike price of $45.00 per Bbl, with premiums deferred and paid monthly as each period settles, covering the same volumes as its producer three-way collars for September 2026 through March 2027. The purchased puts offset the puts sold under those collars. Accordingly, the put sold price is presented as nil for the fourth quarter of 2026 and the first quarter of 2027, and the full year 2027 put sold price is a volume-weighted average that includes those offset volumes.

Crude Oil - Swaps and Costless Collars
	Swaps		Costless Collars
	Volume	Avg. Price	Volume	Floor Price	Ceiling Price
Date	(Bbl)	($/Bbl)	(Bbl)	($/Bbl)	($/Bbl)
4Q 2026	105,000	$68.51	77,083	$57.45	$69.69
FY 2026	105,000	$68.51	77,083	$57.45	$69.69
1Q 2027	30,000	$64.90	54,900	$58.11	$68.54
2Q 2027	30,000	$64.90	9,900	$54.00	$64.00
3Q 2027	30,000	$64.90	1,700	$54.00	$64.00
4Q 2027	30,000	$64.90	1,800	$54.00	$64.00
FY 2027	120,000	$64.90	68,300	$57.30	$67.65

Natural Gas
	Swaps		Costless Collars
	Volume	Avg. Price	Volume	Floor Price	Ceiling Price
Date	(Mcf)	($/mcf)	(Mcf)	($/mcf)	($/mcf)
4Q 2026	234,100	$3.95	18,700	$3.50	$5.21
FY 2026	234,100	$3.95	18,700	$3.50	$5.21
1Q 2027	-	-	237,000	$4.00	$5.23
2Q 2027	209,000	$3.74	16,900	$3.50	$4.10
3Q 2027	201,900	$3.74	16,900	$3.50	$4.10
4Q 2027	151,200	$3.74	11,500	$3.50	$4.10
FY 2027	562,100	$3.74	282,300	$3.92	$5.05
1Q 2028	-	-	122,700	$4.00	$4.62
2Q 2028	118,100	$3.49	-	-	-
3Q 2028	115,100	$3.49	-	-	-
4Q 2028	37,900	$3.49	-	-	-
FY 2028	271,100	$3.49	122,700	$4.00	$4.62

NOTE 10 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Authoritative guidance establishes a framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of the following categories:

●	Level 1 – Observable inputs based on quoted market prices for identical assets or liabilities in active markets.

●

Level 2 – Observable inputs other than Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

●

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of  September 30, 2026 (in thousands).

	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$-	$10,498	$-	$10,498

Liabilities
Derivative contract liabilities	$-	$26,535	$-	$26,535

Derivative contract assets and liabilities. Derivative contracts listed above as Level 2 include fixed-price swaps and costless collars, three-way collars and put options that are carried at fair value. The Company classifies the net change in fair value of these positions under the caption “Net income (loss) on derivative contracts” in the consolidated statements of operations.

Other financial instruments. The carrying amounts of cash, restricted cash, accounts receivable, accounts payable, accrued expenses and revenue payable approximate fair value due to their short-term nature. The carrying amount of borrowings under the A&R Credit Agreement ($80.0 million at September 30, 2026) approximates fair value because the borrowings bear interest at variable market rates (Level 2). The note payable issued on the disposal of Pine Haven is carried at amortized cost. Its fair value is estimated by discounting the remaining installment payments at a rate based on the Company’s current borrowing rate under the A&R Credit Agreement, an observable market input (Level 2). At September 30, 2026, its fair value approximated its carrying amount of $3.2 million, of which $2.0 million is current and included in accrued expenses (see Note 18) and $1.2 million is included in other long-term liabilities.

Asset retirement obligations. The fair value of asset retirement obligation is estimated using discounted cash flow projections with primarily Level 3 inputs, using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation, estimated plugging and abandonment costs, timing of remediation, the credit adjusted risk-free rate and inflation rate.

Merger Acquisition. On October 31, 2025, the Company completed the Mergers with the Acquired Companies, recording assets and liabilities at fair value. Oil and gas properties and asset retirement obligations were valued using discounted cash flows with primarily Level 3 inputs, including estimated future production based upon the estimation of reserves, future operating and development costs, future commodity prices (adjusted for basis differentials), and discount rates (see Note 7 — Acquisitions and Divestitures).

NOTE 11 – ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations primarily relate to the Company’s portion of future plugging and abandonment costs for wells and related facilities. The following table presents the changes in the asset retirement obligations for the nine months ended September 30, 2026 (in thousands):

Nine Months Ended September 30, 2026
Asset retirement obligation at beginning of period	$8,811
Accretion expense	1,460
Liabilities settled	(427)
Liabilities sold - sale of oil and gas properties	(4,643)
Changes in estimates, net	4,660
Asset retirement obligation at end of period	$9,861
Less: current portion	707
Asset retirement obligation - long-term portion	$9,154

Liabilities sold - sale of oil and gas properties of $4.6 million primarily relates to the sale of Pine Haven on August 4, 2026 (see Note 7 - Acquisitions and Divestitures).

In New Mexico, the Company, through its New Mexico operating subsidiary RAZO, has entered into a Stipulated Final Order (“SFO”) with Director of the Oil and Gas Conservation Division of New Mexico (the “OCD”) pursuant to which, among other things, RAZO agreed to reimburse the OCD for actual costs incurred by the OCD for plugging and abandoning approximately 299 inactive legacy wells in the Permian Basin Assets at a rate of $2.00 per gross barrel of oil sold by RAZO during any production reporting period, subject to a minimum payment of $30,000 per month by RAZO. RAZO has been timely paying each reimbursement invoice received from the OCD in accordance with the SFO and is in full compliance with the SFO. The SFO superseded all previous Agreed Compliance Orders, as amended, entered into by and between RAZO and the OCD. During the nine months ended September 30, 2026, the Company reimbursed the OCD $427,000 in plugging and abandoning costs related to the SFO.

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

Supplemental cash flow information related to the Company’s operating office lease is included in the table below (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$144	$122

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

	September 30, 2026	December 31, 2025
Operating lease – right-of-use asset	$78	$213

Operating lease liabilities - current	$63	$182
Operating lease liabilities - long-term	-	32
Total lease liability	$63	$214

The remaining lease term for the Company’s office lease is 5 months as of  September 30, 2026, with discount rate of 7.90%.

On October 29, 2026, the Company entered into a First Amendment to the lease for its Houston, Texas corporate office. The amendment relocates the Company’s office within the same building from approximately 5,200 square feet to approximately 10,000 square feet, effective on the later of March 1, 2027 and substantial completion of the landlord’s improvements, and extends the lease term for 64 months from that date (currently expected to expire June 30, 2032). Base rent begins at approximately $25,000 per month and increases periodically to approximately $27,600 per month, with the first four months of base rent abated. Total base rent over the extended term, net of abatement, is approximately $1.6 million. The landlord will provide a tenant improvement allowance of up to approximately $0.4 million, and the Company has one five-year renewal option at market rent.

Chief Executive Officer Transition

On September 21, 2026 (the “Transition Date”), J. Douglas Schick ceased to serve as the Company’s President and Chief Executive Officer and as a member of the Board of Directors. Mr. Schick remains employed as a non-executive Senior Advisor through December 31, 2026 (the “Separation Date”) under a Transition and Separation Agreement and General Release of Claims (the “Separation Agreement”). The Separation Agreement provides the separation payments and benefits set forth in Mr. Schick’s employment agreement dated October 31, 2025, consisting of cash severance of $1.7 million, payment or reimbursement of COBRA premiums for up to 30 months, and accelerated vesting of his unvested equity awards, together with a $255,000 payment in lieu of any 2026 annual bonus and reimbursement of up to $10,000 of legal fees. The severance and bonus are contractual termination benefits and were recognized when payment became probable and reasonably estimable.

During the three and nine months ended September 30, 2026, the Company recognized $2.1 million of severance costs within selling, general and administrative expense, consisting of $1.7 million of cash severance, $0.3 million for the 2026 bonus, and $0.1 million of related employer payroll taxes, accrued vacation and legal fees. The related liability is included in accrued expenses at September 30, 2026 and is expected to be paid in the first quarter of 2027. Mr. Schick’s base salary through the Separation Date is expensed as incurred. The modification of Mr. Schick's equity awards reduced compensation expense by $0.3 million in the third quarter of 2026, and the accelerated vesting will result in $1.4 million of compensation cost in the fourth quarter of 2026 (see Note 14 - Share-Based Compensation).

Leasehold Drilling Commitments

The Company’s oil and gas leasehold acreage is subject to expiration of leases if the Company does not drill and hold such acreage by production or otherwise exercises options to extend such leases, if available, in exchange for payment of additional cash consideration.

For the D-J Basin Assets, 16,138 total net acres were set to expire during 2026, of which 7,188 net acres expired during the nine months ended September 30, 2026, with 2,133 and 638 net acres set to expire for the years ending December 31, 2027 and 2028 respectively, and 8,081 net acres thereafter, if we fail to meet drilling commitments or obtain term assignment extensions (net to our direct ownership interest only).

For the PRB Assets, 4,822 total net acres were set to expire during 2026, of which 720 net acres expired during the nine months ended September 30, 2026, with 34,999 and 15,828 net acres set to expire for the years ending December 31, 2027 and 2028, respectively.

All of the Company’s acreage in the Permian Basin Assets is currently held by production. As such, no net acres are set to expire for the year ending December 31, 2026.

Other Commitments

Although the Company may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, except as described below and in Part II, Item 1, the Company is not currently a party to any material legal proceeding. In addition, the Company is not aware of any material legal or governmental proceedings against it or contemplated to be brought against it.

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

Tilloo failed to make its initial installment payment on January 8, 2025, and has not made any subsequent payments as of December 31, 2025. The Company issued a notice of default under the Note to Tilloo in mid- January 2025, and sought to work with Tilloo into April 2025, in an effort to either restructure the Note or arrange for the sale of the assets securing the same to an unaffiliated third-party buyer, with proceeds of such sale to be applied toward repayment of the Note. On September 18, 2025, Tilloo filed a civil lawsuit against the Company in the District Court of Harris County, Texas, alleging breach of contract, fraudulent inducement, and negligent misrepresentation. In November 2025, the Company issued to Tilloo a notice of acceleration and demand for payment under the Note and also filed a counterclaim against Tilloo for breach of contract seeking full recovery under the Note. In February 2026, the Company filed a motion for summary judgement with respect to Tilloo’s claims and the Company’s counterclaims asserted against Tilloo for breach of contract related to the Note.  The court denied that motion.  The Company has filed a motion for reconsideration and, in the alternative, to certify the motion for summary judgment ruling for immediate appeal.  Discovery is ongoing, with trial set for March 1, 2027. The Company does not anticipate that the Company will incur any material losses related to this matter.

Phoenix Litigation

On September 10, 2025, Navigation Powder River, LLC (“NPRLLC”), now an indirect wholly-owned subsidiary of the Company, sued Phoenix Energy One, LLC (“Phoenix”) in the Texas Business Court. NPRLLC alleged that Phoenix breached a July 31, 2025 Purchase and Sale Agreement (the “Phoenix PSA”) by failing to close its purchase of certain oil and gas properties in Campbell and Converse Counties, Wyoming. On June 1, 2026, the parties entered into a settlement agreement, later amended on September 29, 2026 (the “Phoenix Settlement Agreement”). Under the Phoenix Settlement Agreement, Phoenix agreed to pay NPRLLC $6.75 million in installments, and the parties exchanged mutual releases. NPRLLC also kept the $250,000 initial payment it had already received under the Phoenix PSA. The properties were assigned to Phoenix in July 2026, and the Company recorded a $6.3 million gain on the sale. As of September 30, 2026, the Company had recorded a $1.0 million receivable for the final installment, which it received on October 1, 2026. On October 8, 2026, the court dismissed all claims with prejudice, so the matter is fully resolved.

NOTE 13 – SHAREHOLDERS’ EQUITY

All share and per-share amounts presented below have been retroactively adjusted to reflect the 1-for-20 reverse stock split effected on March 13, 2026.

Series A Convertible Preferred Stock

As part of the Mergers, the Company issued newly designated Series A Convertible Preferred Stock of the Company in two separate transactions. First, in connection with the Mergers, 10,650,000 shares of Series A Convertible Preferred Stock were issued to Century and North Peak in exchange for their interests in the Acquired Companies (the “Merger Shares”). These Merger Shares were fully paid and nonassessable and were designed to automatically convert into common stock at a 0.5-to-1 ratio yielding 5,325,000 shares upon full conversion (see Note 7 – Acquisitions and Divestitures above for the purchase price consideration allocated to the aforementioned Series A Convertible Preferred Stock issuance).

In addition, concurrently with the Mergers, certain investors (the “PIPE Investors”) purchased 6,363,637 shares of the same Series A Convertible Preferred Stock at $5.50 per share ($11.00 per share of common stock issuable upon conversion thereof, on a post-reverse stock split basis) under subscription agreements (“PIPE Preferred Shares”). Like the Merger Shares, these PIPE Preferred Shares were convertible into common stock at a 0.5-to-1 ratio, yielding 3,181,818 shares upon full conversion. The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of PEDEVCO is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity owned and controlled by J. Douglas Schick, the then Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a then member of the Board, is trustee and beneficiary ($550,000); (e) Jody D. Crook, the Chief Commercial Officer of the Company ($25,003); (f) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (g) Reagan T. ("R.T.") Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of PEDEVCO at the closing of the Mergers ($52,503) and (h) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of the Company at the closing of the Mergers ($52,503). The PIPE Preferred Share investment (the “PIPE Financing”) closed concurrently with the Mergers and the $35.0 million of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

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

Modification of Awards

In connection with the Separation Agreement described in Note 12 - Commitments and Contingencies, the vesting of all of Mr. Schick’s unvested equity awards — 125,416 shares of restricted stock and 38,050 restricted stock units — was accelerated, effective when Mr. Schick’s confirming release becomes effective following the Separation Date. Acceleration of the service-based awards on a termination without cause was required by Mr. Schick’s employment agreement or the original award terms, so those awards were not modified, and their remaining grant-date fair value is recognized over the shortened service period through December 31, 2026. The Separation Agreement fixed the PBRSU payout at target, a modification that did not increase fair value, so the remaining grant-date fair value of the PBRSUs is also recognized through December 31, 2026.

The Separation Agreement also removed the $18.00 stock price hurdle on 50,000 restricted shares granted in October 2025, a modification of an award that was not expected to vest; compensation cost of $0.3 million previously recognized on that award was reversed in the third quarter of 2026, and the award was remeasured at its September 21, 2026 fair value of $0.7 million, which is recognized through December 31, 2026. In total, the Company will recognize $1.4 million of compensation cost on Mr. Schick’s awards in the fourth quarter of 2026. The unamortized and unrecognized compensation cost for restricted stock awards, RSUs and PBRSUs disclosed below includes $1.4 million for Mr. Schick’s awards, which will be recognized in the fourth quarter of 2026 rather than over the original vesting periods.

Restricted Stock Awards

The Company grants restricted stock awards to employees and directors. As of  September 30, 2026, all restricted stock awards are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

The following table summarizes activity for nonvested restricted stock awards for the period presented:

Nonvested Awards	Number of Awards	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2026	292,243	$13.61
Granted	12,842	$12.26
Vested	(46,688)	$14.68
Forfeited	(10,501)	$15.55
Surrendered for Tax Withholding*	(14,192)	$16.19
Nonvested at September 30, 2026	233,704	$13.08

*To satisfy employee tax withholding obligations, these shares were surrendered and cancelled and were recorded as a reduction to additional paid-in capital.

Stock-based compensation expense recorded related to the vesting of restricted stock for the three and nine months ended September 30, 2026, was $0.2 million and $1.0 million, respectively. The remaining unamortized stock-based compensation expense related to our restricted stock awards at  September 30, 2026 was $1.4 million.

Restricted Stock Units

The Company grants restricted stock units (“RSU”) to employees and directors. As of  September 30, 2026, all RSU grants are accounted for as equity-classified awards. The grant-date fair value is recognized as compensation cost on a straight-line basis over the requisite service period and forfeitures are accounted for as they occur.

The following table summarizes activity for nonvested RSUs for the period presented:

Nonvested Awards	Number of Awards	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2026	-	-
Granted	139,030	$12.24
Vested	-	-
Forfeited*	(10,830)	$12.04
Nonvested at September 30, 2026	128,200	$12.27

Stock-based compensation expense recorded related to the vesting of RSUs for the three and nine months ended September 30, 2026, was $0.4 million. The remaining unamortized stock-based compensation expense related to our restricted stock units at  September 30, 2026 was $1.2 million.

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

The table below reflects the ranges for the assumptions used in the Monte Carlo model for the PBRSUs:

Expected volatility	58.6%
Dividend yield	0%
Risk-free interest rate	4.22%

The grant-date fair value is recognized as compensation cost on a straight-line basis. The Company recognizes compensation cost over the requisite service or performance period. The Company accounts for forfeitures as they occur.

Compensation costs related to PBRSUs are recorded as general and administrative expense. The unrecognized cost associated with PBRSU awards was $0.8 million at  September 30, 2026. The Company expects to recognize the unrecognized compensation cost for PBRSU awards over a weighted-average period of approximately 2.25 years.

The following table summarizes information regarding the PBRSU activity for the period presented:

		Weighted-
		Average Grant-
	Number of	Date Fair Value
	Units	per Unit (1)
PBRSUs outstanding at December 31, 2025	—	$—
Granted (2)	51,640	$16.63
Forfeited	(1,200)	$16.51
Vested	—	$—
PBRSUs outstanding at September 30, 2026	50,440	$16.63

(1) Determined by dividing the aggregate grant-date fair value of awards by the number of awards issued.

(2) The aggregate grant-date fair value of PBRSUs issued for the nine months ended September 30, 2026 was $0.9 million.

Options

During the nine months ended September 30, 2026, no stock options were granted, and the Company recognized stock option expense of $45,000. The remaining amount of unamortized stock options expense at  September 30, 2026 was $39,000.

The intrinsic value of outstanding and exercisable options at  September 30, 2026 was $0.

Option activity during the nine months ended September 30, 2026, was:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)
Outstanding at December 31, 2025	104,200	$20.09	2.3
Expired/canceled	(17,767)	$26.47
Outstanding at September 30, 2026	86,433	$18.78	1.9
Exercisable at September 30, 2026	65,063	$19.74	1.5

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

The calculation of earnings (loss) per share for the periods indicated below were as follows (amounts in thousands, except share and per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income (loss)	$(9,242)	$(325)	$(17,415)	$(1,861)
Effect of common stock equivalents	-	-	-	-
Net income (loss) adjusted for common stock equivalents	$(9,242)	$(325)	$(17,415)	$(1,861)
Denominator:
Weighted average common shares – basic	13,291,506	4,608,082	11,520,368	4,574,125
Dilutive effect of common stock equivalents:
Options, RSUs and PBRSUs	-	-	-	-
Denominator:
Weighted average common shares – diluted	13,291,506	4,608,082	11,520,368	4,574,125
Earnings (loss) per common share – basic	$(0.70)	$(0.07)	$(1.51)	$(0.41)
Earnings (loss) per common share – diluted	$(0.70)	$(0.07)	$(1.51)	$(0.41)

For the three and nine months ended September 30, 2026,  share equivalents related to 31,000 and 11,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share as the inclusion of such shares would be anti-dilutive.

NOTE 16 – INCOME TAXES

The effective tax rates for the nine months ended September 30, 2026 and 2025 were (1.0%) and 23.7%, respectively. The difference between the statutory U.S. federal income tax rate of 21% and the effective tax rate for the nine months ended September 30, 2026 was primarily attributable to the change in the valuation allowance recorded for the period, which was not recorded in previous period.

The Company’s current income tax benefit (expense) was $0 for the three and nine months ended September 30, 2026. The Company also had no current income tax benefit (expense) for the three and nine months ended September 30, 2025.

The Company’s deferred income tax benefit (expense) was ($16,000) and ($175,000) for the three and nine months ended September 30, 2026, respectively. The Company’s deferred income tax benefit (expense) was $164,000 and $578,000 for the three and nine months ended September 30, 2025, respectively.

NOTE 17 — SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly evaluated by the Chief Operating Decision Maker (“CODM”) for the purpose of making key operating decisions, allocating resources, and assessing operating performance. The Company operates in one reportable operating segment, oil and natural gas development, exploration and production. The Company’s oil and gas properties are managed as a whole rather than through discrete operating segments. Financial and operational information is tracked by geographic area; however, financial performance is assessed as a single enterprise and not on a geographic basis. Allocation of resources is made on a project basis across the Company’s entire portfolio without regard to geographic area, and considers among other things, return on investment, current market conditions, including commodity prices and market supply, availability of services and human resources, and contractual commitments. The Company’s Interim President, Interim Chief Executive Officer, and Chief Operating Officer is its CODM.

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

Note 18 — Supplemental Disclosures to the Unaudited Consolidated Balance Sheets

Accrued Expenses

Current accrued expenses consisted of the following at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Capital expenditures	$10,342	$388
Lease operating expense	2,490	791
Selling, general and administrative expense	187	209
Production and ad valorem taxes	3,856	4,871
Derivative settlements payable	2,226	-
Notes payable issued on disposal of subsidiaries, current portion	1,994	-
Accrued interest	1,020	550
Accrued compensation and severance	2,068	1,406
Other	252	30
Total Accrued Expenses	$24,435	$8,245

NOTE 19 — SUBSEQUENT EVENTS

On October 1, 2026, the Company received the final $1.0 million payment under the Phoenix Settlement Agreement, and on October 8, 2026, the Phoenix litigation was dismissed with prejudice. Additionally, on October 29, 2026, the Company entered into a First Amendment to the lease for its Houston, Texas corporate office. See Note 12 - Commitments and Contingencies.

On October 1, 2026, the Company entered into a fixed-price crude oil swap agreement covering an aggregate of 400,330 Bbl of oil production for the period from January 2027 through December 2028, consisting of 60,330 Bbl in 2027 at a weighted average fixed price of $77.45 per Bbl and 340,000 Bbl in 2028 at a weighted average fixed price of $70.95 per Bbl, settled monthly against the NYMEX WTI price. These swaps were entered into after September 30, 2026 and are not included in the derivative positions presented in Note 9 – Derivatives.

On October 22, 2026, the Company entered into the Fourth Amendment to the A&R Credit Agreement (see Note 8 - Revolving Credit Facility).

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

Certain abbreviations and oil and gas industry terms used throughout this Quarterly Report are described and defined in greater detail under “Glossary of Oil And Natural Gas Terms” on page 5 of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026.

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

Certain capitalized terms used below but not otherwise defined, are defined in, and shall be read along with the meanings given to such terms in, the notes to the unaudited financial statements of the Company for the three and nine months ended September 30, 2026, above.

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

●

Results of Operations and Financial Condition. An analysis of our financial results comparing the three and nine-month periods ended September 30, 2026 and 2025, and a discussion of changes in our consolidated balance sheets, cash flows and a discussion of our financial condition.

●	Critical Accounting Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

General Overview

We are an oil and gas company focused on the acquisition, development and optimization of oil and natural gas assets in the areas in which we operate. In particular, we focus on legacy proven properties where there is a long production history, well defined geology and existing infrastructure that can be leveraged when applying modern field management technologies. Our current properties are located in the Denver-Julesburg Basin (“D-J Basin”) in Colorado and Wyoming, the Powder River Basin (the “Powder River Basin” or “PRB”) in Wyoming, and in the San Andres formation of the Permian Basin situated in West Texas and eastern New Mexico (the “Permian Basin”).

As of September 30, 2026, we held approximately 85,898 net acres in the D-J Basin located in Weld and Morgan Counties, Colorado and Laramie County, Wyoming, through our wholly-owned subsidiaries, PRH Holdings LLC (“PRH”) and North Peak Oil & Gas, LLC (“NPOG”)(the “D-J Basin Asset”), which assets are operated by the Company’s wholly-owned operating subsidiaries, Red Hawk Petroleum, LLC (“Red Hawk”), North Silo Resources, LLC (“NSR”), and Longs Peak Resources, LLC (“LPR”).

As of September 30, 2026, the Company held approximately 183,829 net acres in the Powder River Basin, located in Campbell, Converse, Johnson, and Niobrara Counties, Wyoming, through its wholly-owned subsidiary Century Oil and Gas Sub-Holdings, LLC (“COG”). These assets are operated by the Company’s wholly-owned operating subsidiaries, COG and Navigation Powder River, LLC (“NPR”) and are referred to as the “Powder River Basin Asset” or the “PRB Asset.”

As of September 30, 2026, we held approximately 14,505 net acres in the Permian Basin located in Chaves and Roosevelt Counties, New Mexico, through our wholly-owned subsidiary, Pacific Energy Development Corp. (“PEDCO”). These assets are operated by our wholly-owned operating subsidiary, Ridgeway Arizona Oil Corp. (“RAZO”), and are collectively referred to as our “Permian Basin Asset.”

Strategy

We believe that horizontal development and exploitation of conventional and unconventional oil and gas assets in the Rockies region, including the D-J and Powder River Basins, represent among the most economic oil and natural gas plays in the U.S. We plan to optimize our existing assets and opportunistically seek additional acreage proximate to our currently held core acreage, as well as target other acquisitions in the Rockies region that fit our acquisition criteria. We believe there is a significant opportunity to build a leading oil and gas company in the Rockies region through both organic growth and acquisitions on terms that are more attractive than what we see in other oil and gas producing basins.

Specifically, we seek to increase stockholder value through the following strategies:

●

Grow production, cash flow and reserves by developing our operated drilling inventory and participating opportunistically in non-operated projects. We believe our extensive inventory of drilling locations in the D-J Basin and Powder River Basin, combined with our operating expertise, will enable us to continue to deliver accretive production, cash flow and reserves growth. We believe the location, concentration and scale of our core leasehold positions, coupled with our technical understanding of the reservoirs, will allow us to efficiently develop our core areas and to allocate capital to maximize the value of our resource base.

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

Our strategy is to be the operator and/or a significant working interest owner, directly or through our subsidiaries and joint ventures, in the majority of our acreage so we can dictate the pace of development in order to execute our business plan. In areas we deem highly economic and do not have a high enough working interest to serve as operator, we seek to participate in projects if returns match or exceed other projects in our portfolio. Due to the fragmented nature of acreage positions in some of our holdings, our ownership interest does not always allow us to serve as the operator. Through the nine months ended September 30, 2026, our net capital expenditures have been $32.5 million.

Net capital expenditures for the nine months ended September 30, 2026 have been approximately $17.6 million, $8.0 million and $6.9 million for development, maintenance capital and acquisition costs, respectively. Our development drilling has primarily been related to operated and non-operated properties in the Powder River Basin and operated properties in the D-J Basin. Maintenance capital has primarily been related to optimization projects on the newly acquired assets from the Mergers. These optimization projects include jet pump to rod pump or gas lift conversions, electronic submersible pump (ESP) to rod pump conversions, compression optimization projects, recompletions, and well cleanouts that are expected to materially lower lease operating expenses on our operated assets going forward. Other minor capital expenditures included in these figures are leasing, facilities, remediation and other miscellaneous capital expenses. Acquisition costs have primarily been related to the acquisition of federal oil and gas leases.

We  estimate our net capital expenditures for full year 2026 will be in the range of $37 million to $42 million, with capital expenditures during the fourth quarter of 2026 relating to Powder River Basin non-operated properties. We periodically review our capital expenditures and adjust our capital forecasts and allocations based on liquidity, drilling results, leasehold acquisition opportunities, partner non-consents, proposals from third party operators, and commodity prices, while prioritizing our financial strength and liquidity. As such, these estimates are subject to change.

We plan to continue to evaluate all non-operated well proposals as received from third party operators and participate in those we deem most economic and prospective. If new proposals are received that meet our economic thresholds and require material capital expenditures, we have flexibility to expand our capital program or move capital from our operated D-J Basin, Powder River Basin, and Permian Basin assets, allowing for flexibility on timing of development. Our remaining 2026 development program is based upon our current outlook for the year and is subject to revision, if and as necessary, to react to market conditions, product pricing, contractor availability, requisite permitting, capital availability, partner non-consents, capital allocation changes between assets, acquisitions, divestitures and other adjustments determined by the Company in the best interest of its shareholders while prioritizing our financial strength and liquidity.

We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remainder of our 2026 development program, discussed above, from (i) projected cash flow from our operations, (ii) existing cash on hand, and (iii) credit or loan facilities, including under the Company’s A&R Credit Agreement with Citibank, N.A., as administrative agent, which currently provides a borrowing base of $125 million and an aggregate maximum revolving credit amount of $250 million (of which $80 million has been drawn down by the Company to date), as discussed in greater detail below under “Amended and Restated Credit Agreement.”

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

The A&R Credit Agreement has a maturity date of October 31, 2029. The A&R Credit Agreement provided for an initial borrowing base and aggregate elected commitments of $120 million and an aggregate maximum revolving credit amount of $250 million. The borrowing base is scheduled to be redetermined semiannually on or about February 1 and August 1 of each calendar year (as amended by the Fourth Amendment, discussed below), and is subject to additional adjustments from time to time, including, for certain asset sales, elimination or reduction of hedge positions and title defects.

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

On May 5, 2026, the parties to the A&R Credit Agreement entered into a Second Amendment to Credit Agreement which, among other amendments set forth therein, (i) amended the definition of “EBITDAX” to (A) update the cap on permitted transaction cost add-backs to EBITDAX for any acquisition or disposition of the Company’s oil and gas properties which form the collateral for the agreement, to the greater of $6,000,000 or five percent (5%) of the then-current borrowing base (currently $125 million), and (B) add back an estimated EBITDAX for the month of October 2025 attributable to the companies acquired by the Company in October 2025 from Juniper Capital Advisors, L.P.  for any test period that includes the fiscal quarter ended December 31, 2025; (ii) amended the definition of "Test Period" to provide for annualization of EBITDAX beginning with the Test Period ended December 31, 2025, building to a full trailing twelve-month calculation for the Test Period ending September 30, 2026; (iii) revised the borrowing base redetermination schedule so that the next scheduled redetermination occurs on or about July 1, 2026, with semi-annual redeterminations thereafter on or about April 1 and October 1 of each year; and (iv) updated the reserve report delivery schedule so that the next reserve report is due on or about June 1, 2026, with subsequent reports thereafter due on or about March 1 and September 1 of each year.

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

On October 22, 2026, the parties to the A&R Credit Agreement entered into a Fourth Amendment to Credit Agreement, Limited Waiver and Limited Consent, which (i) reaffirmed the borrowing base and elected commitment amount at $125 million, (ii) provided for scheduled redeterminations on or about February 1 and August 1 of each year, (iii) waived the redetermination scheduled for July 1, 2026, and (iv) provided the lenders’ consent, effective July 1, 2026, to the sale of Pine Haven and the release of the Pine Haven entities from the guaranty.

In connection with the closing of the Mergers, the Company drew $87 million under the A&R Credit Agreement. The Company subsequently borrowed an additional $6.0 million on January 8, 2026 and $5.0 million on February 5, 2026. The proceeds from these borrowings were used to fund the Company’s participation in certain non-operated well operations and to pay other Company obligations. The Company repaid $13 million during the second quarter of 2026 and $5.0 million during the third quarter of 2026, resulting in an outstanding balance of $80.0 million as of September 30, 2026.

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

The PIPE Investors included (a) The SGK 2018 Revocable Trust, a family trust of which Dr. Simon Kukes, the then Executive Chairman of the Company is trustee and beneficiary ($15,409,977); (b) American Resources, Inc., an entity owned and controlled by J. Douglas Schick, the then Chief Executive Officer, President and member of the Board ($250,003); (c) Clark R. Moore, the Executive Vice President, General Counsel and Secretary of the Company ($25,003); (d) John J. Scelfo Revocable Trust Dated October 8, 2003, a trust of which John J. Scelfo, a then member of the Board, is trustee and beneficiary ($550,000); (e) Jody D. Crook, the Chief Commercial Officer of the Company ($25,003); (f) J PED, LLC, an entity affiliated with Juniper Capital Advisors, L.P. (“Juniper”) ($18,550,004); (g) Reagan T. ("R.T.") Dukes, the then Chief Executive Officer of the Acquired Companies, who was appointed Chief Operating Officer of the Company at the Closing of the Mergers ($52,503) and (h) Robert J. Long, the then Chief Financial Officer of the Acquired Companies, who was appointed Chief Financial Officer, Treasurer and Principal Accounting/Financial Officer of the Company at the Closing of the Mergers ($52,503). The PIPE Financing closed concurrently with the Mergers and the $35,000,004 of net proceeds raised by the Company pursuant to the PIPE Financing was used to pay off certain liabilities of the Acquired Companies in connection with the Mergers and certain expenses of the PIPE Financing and Mergers.

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

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas operations, including:

●	production volumes;
●	realized prices on the sale of oil and natural gas, including the effects of our commodity derivative contracts;
●	oil and natural gas production and operating expenses;
●	capital expenditures;
●	general and administrative expenses;
●	net cash provided by operating activities; and
●	net income (loss).

Recent Developments

Chief Executive Officer Transition

On September 21, 2026 (the “Transition Date”), the Company announced that J. Douglas Schick had ceased to serve as the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors. R.T. Dukes, the Company’s Chief Operating Officer, was appointed as the Company’s Interim President, Interim Chief Executive Officer, and Chief Operating Officer, effective as of the Transition Date. Mr. Schick will remain employed by the Company and provide transition services through December 31, 2026 (the “Separation Date”), at which time his employment will end.

In connection with Mr. Schick’s transition, the Company has entered into a transition and separation agreement and general release of claims with Mr. Schick (the “Separation Agreement”), pursuant to which he will serve as a non-executive Senior Advisor of the Company through the Separation Date. The Separation Agreement provides Mr. Schick with the separation payments and benefits set forth under his employment agreement with the Company (consisting of 2.5 times the sum of his annual base salary and target annual bonus, Company payment or reimbursement of premiums for continuation coverage under the Company’s group health plans for up to 30 months following the Separation Date, and accelerated vesting of his unvested Company equity awards), as well as a cash payment of $255,000 in lieu of any 2026 annual bonus, reimbursement of up to $10,000 in documented legal fees incurred by him in connection with the review of the Separation Agreement, and if the Company terminates his employment for any reason other than for cause prior to the Separation Date, he will receive the compensation, benefits and vesting that he would have received if his employment continued through the Separation Date. The Separation Agreement also includes certain customary covenants and a general release of claims in favor of the Company and its affiliates.

Corporate Office Lease

On October 29, 2026, the Company entered into a First Amendment to the lease for its Houston, Texas corporate office. The amendment relocates the Company’s office within the same building from approximately 5,200 square feet to approximately 10,000 square feet, effective on the later of March 1, 2027 and substantial completion of the landlord’s improvements, and extends the lease term for 64 months from that date (currently expected to expire June 30, 2032). Base rent begins at approximately $25,000 per month and increases periodically to approximately $27,600 per month, with the first four months of base rent abated. Total base rent over the extended term, net of abatement, is approximately $1.6 million. The landlord will provide a tenant improvement allowance of up to approximately $0.4 million, and the Company has one five-year renewal option at market rent.

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

Results of Operations

The following discussion and analysis of the results of operations for the three and nine-month periods ended September 30, 2026, and 2025, should be read in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The majority of the numbers presented below are rounded numbers and should be considered as approximate.

Three Months Ended September 30, 2026, vs. Three Months Ended September 30, 2025

We reported net loss for the three-month period ended September 30, 2026, of $9.2 million, or $0.70 per common share, compared to a net loss of $0.3 million, or $0.07 per common share, for the three-month period ended September 30, 2025. Operating income increased $9.8 million, primarily from the properties acquired in the October 2025 Mergers and a $4.7 million net gain on property sales. This was more than offset by a $16.6 million net loss on derivative contracts ($4.6 million realized and $12.0 million unrealized) as commodity prices increased from previous lows at June 30, 2026, and $1.6 million of higher interest expense.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Three Months Ended September 30,		Increase	%
	2026	2025	(Decrease)	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	387,878	96,864	291,014	300%
Natural Gas (Mcf)	469,754	128,369	341,385	266%
NGL (Bbls)	72,061	17,007	55,054	324%
Total (Boe) (1)	538,231	135,266	402,965	298%

Crude Oil (Bbls per day)	4,216	1,053	3,163	300%
Natural Gas (Mcf per day)	5,106	1,395	3,711	266%
NGL (Bbls per day)	783	185	598	323%
Total (Boe per day) (1)	5,850	1,471	4,379	298%

Average Sale Price:
Crude Oil ($/Bbl)	$83.81	$63.76	$20.05	31%
Natural Gas($/Mcf)	1.94	2.94	(1.00)	(34%)
NGL ($/Bbl)	29.44	24.00	5.44	23%

Revenues (in thousands):
Crude Oil	$32,507	$6,176	$26,331	426%
Natural Gas	912	377	535	142%
NGL	2,121	408	1,713	420%
Total Revenues	$35,540	$6,961	$28,579	411%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the three-month period ended September 30, 2026, increased $28.6 million, or 411%, to $35.5 million, compared to $7.0 million for the same period a year ago. Of the total increase in revenues, $26.7 million is attributable to increased sales volumes and $1.9 million is attributable to increased pricing compared to prior period. The increase in production volume is related to our October 2025 Mergers. Third quarter 2026 production was reduced by temporary offset shut-ins associated with drilling and completion activity in the D-J Basin and the Powder River Basin, and by our decision to accelerate into the third quarter a series of rod conversions originally planned for the fourth quarter. These activities curtailed over 200 barrels of oil per day of production during the quarter, and the affected wells have since returned to production. As a result, we expect our production to recover in the fourth quarter of 2026 from third quarter levels.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Direct Lease Operating Expense	$7,376	$1,287	$6,089	473%
Workovers	591	-	591	N/A
Other*	6,353	807	5,546	687%
Lease Operating Expenses	14,320	2,094	12,226	584%

Depreciation, Depletion,
Amortization and Accretion	$9,703	$4,010	$5,693	142%
Impairment of Oil and Gas Properties	$2,367	$165	$2,202	1335%

General and Administrative (Cash)	$4,329	$989	$3,340	338%
Share-Based Compensation (Non-Cash)	611	537	74	14%
Total General and Administrative Expense	$4,940	$1,526	$3,414	224%

Gain on Sale of Oil and Gas Properties, Net	$4,735	$-	$4,735	N/A
Interest Expense	$1,734	$102	$1,632	1600%
Interest Income	$140	$69	$71	103%
Net Income (Loss) on Derivative Contracts	$(16,571)	$-	$(16,571)	N/A
Other Income (Expense)	$23	$378	$(355)	-94%
Income Tax Benefit (Expense)	$(16)	$164	$(180)	-110%

* Includes severance taxes, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease operating expenses. Lease operating expenses increased by $12.2 million for the three months ended September 30, 2026, primarily due to the October 2025 Mergers. Acquired properties contributed $6.6 million of direct lease operating expenses and $4.3 million of other operating costs, along with $1.3 million of higher variable expenses associated with increased legacy production volumes.

Depreciation, depletion, amortization and accretion. Increased by $5.7 million for the three months ended September 30, 2026, compared to the prior period, primarily due to the production increase noted above, which is primarily attributed to inclusion of the Acquired Companies.

Impairment of oil and gas properties. The Company recorded an impairment of oil and gas properties of $2.4 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively. The impairments related to expiration of certain leases representing 3,878 and 187 net acres, respectively, in the D-J Basin, that it allowed to expire or currently has no plans to drill prior to expiration.

General and administrative expenses (excluding share-based compensation). General and administrative expenses (excluding share-based compensation) increased by $3.3 million for the three months ended September 30, 2026, compared to the prior period, primarily due to $2.1 million of severance costs incurred in September 2026 related to the Separation Agreement and additional payroll expenses associated with the Mergers.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, slightly increased when comparing periods. While share-based compensation expense for the three months ended September 30, 2026 has increased compared to prior period due to grants of RSUs and PBRSUs during Q2 and Q3 2026, this was offset by a $0.3 million reversal of compensation cost previously recognized on a market-condition restricted stock award modified under the Separation Agreement. We expect to recognize $1.4 million of share-based compensation on Mr. Schick’s awards in the fourth quarter of 2026 as a result of the accelerated vesting (see Note 14 - Share-Based Compensation).

Net loss on derivative contracts. For the three months ended September 30, 2026, the Company recorded a net loss of $16.6 million from its derivative contracts. The net loss is composed of realized losses of $4.6 million and unrealized losses of $12.0 million during the three months ended September 30, 2026. The losses are primarily due to the increase in commodity pricing from June 30, 2026 to September 30, 2026 related to unsettled periods. There were no derivative contracts in the prior period.

Interest expense.  The Company recognized $1.7 million in interest expense in the current period compared to $0.1 million in interest expense in the prior period as a result of the Company utilizing its credit facility beginning in October 2025. Interest expense for the current period consisted of $1.5 million in interest incurred under the A&R Credit Agreement (discussed above) and $0.2 million related to the amortization of deferred financing costs. No significant interest expense or amortization of deferred financing costs were recorded in the prior period.

Nine Months Ended September 30, 2026, vs. Nine Months Ended September 30, 2025

We reported a net loss for the nine month period ended September 30, 2026, of $17.4 million, or $1.51 per common share, compared to a net loss of $1.9 million, or $0.41 per common share, for the nine months ended September 30, 2025. Although operating income increased by $33.9 million in the current period compared to the prior period, primarily the result of the October 2025 Mergers, net loss increased by $15.6 million. The increase was primarily driven by a net loss of $42.8 million on derivative contracts (both realized and unrealized), resulting from the increase in commodity prices in relation to the Company’s hedge positions. Additionally, the Company recorded $5.7 million in interest expense during the nine months ended September 30, 2026. Prior to the Company’s Mergers in October 2025, the Company had no outstanding debt or hedge positions as of and for the nine months ended September 30, 2025.

Net Revenues

The following table sets forth the operating results and production data for the periods indicated:

	Nine Months Ended September 30,		Increase	%
	2026	2025	(Decrease)	Incr(Decr)
Sale Volumes:
Crude Oil (Bbls)	1,373,048	299,795	1,073,253	358%
Natural Gas (Mcf)	1,618,616	414,596	1,204,020	290%
NGL (Bbls)	242,467	58,013	184,454	318%
Total (Boe) (1)	1,885,284	426,907	1,458,377	342%

Crude Oil (Bbls per day)	5,029	1,098	3,931	358%
Natural Gas (Mcf per day)	5,929	1,519	4,410	290%
NGL (Bbls per day)	888	213	675	317%
Total (Boe per day) (1)	6,905	1,564	5,341	341%

Average Sale Price:
Crude Oil ($/Bbl)	$81.17	$64.81	$16.36	25%
Natural Gas($/Mcf)	2.40	3.72	(1.32)	(35%)
NGL ($/Bbl)	26.99	29.25	(2.26)	(8%)

Revenues (in thousands):
Crude Oil	$111,452	$19,430	$92,022	474%
Natural Gas	3,879	1,542	2,337	152%
NGL	6,544	1,697	4,847	286%
Total Revenues	$121,875	$22,669	$99,206	438%

(1)	Assumes 6 Mcf of natural gas equivalents to 1 barrel of oil.

Total crude oil, natural gas and NGL revenues for the nine-month period ended September 30, 2026, increased $99.2 million, or 438%, to $121.9 million, compared to $22.7 million for the same period a year ago. Of the total increase in revenues, $95.0 million is attributable to increased sales volumes and $4.2 million is attributable to increased pricing compared to prior period. The increase in production volume is related to our October 2025 Mergers. Production for the nine-month period was also reduced by the third quarter 2026 curtailments discussed above.

Operating Expenses and Other Income

The following table summarizes our production costs and operating expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,		Increase	% Increase
	2026	2025	(Decrease)	(Decrease)
Direct Lease Operating Expense	$25,853	$4,468	$21,385	479%
Workovers	1,355	731	624	85%
Other*	19,875	3,106	16,769	540%
Lease Operating Expenses	47,083	8,305	38,778	467%

Depreciation, Depletion,
Amortization and Accretion	$32,305	$11,213	$21,092	188%
Impairment of Oil and Gas Properties	$4,789	$907	$3,882	428%

General and Administrative (Cash)	$9,940	$3,329	$6,611	199%
Share-Based Compensation (Non-Cash)	1,515	1,486	29	2%
Total General and Administrative Expense	$11,455	$4,815	$6,640	138%

Gain on Sale of Oil and Gas Properties, Net	$4,787	$1,021	$3,766	369%
Note Receivable - Credit Loss	$-	$(1,378)	1,378	-100%
Interest Expense	$5,702	$102	$5,600	5490%
Interest Income	$274	$196	$78	40%
Net Income (Loss) on Derivative Contracts	$(42,823)	$-	$(42,823)	N/A
Other Income (Expense)	$34	$395	$(361)	-91%
Income Tax Benefit (Expense)	$(175)	$578	$(753)	-130%

* Includes severance taxes, ad valorem taxes, assessment and gathering, transportation and processing costs.

Lease operating expenses. Lease operating expenses increased by $38.8 million for the nine months ended September 30, 2026, primarily due to the October 2025 Mergers. Acquired properties contributed $20.8 million of direct lease operating expenses and $14.1 million of other operating costs, along with $3.9 million of higher variable expenses associated with increased legacy production volumes.

Depreciation, depletion, amortization and accretion. Increased by $21.1 million for the nine months ended September 30, 2026, compared to the prior period, primarily due to the production increase noted above, which is attributed to inclusion of the Acquired Companies.

Impairment of oil and gas properties. The Company recorded an impairment of oil and gas properties of $4.8 million and $0.9 million during the nine months ended September 30, 2026 and 2025, respectively, related to the expiration of certain leases representing 9,540 and 1,034 net acres, respectively, in the D-J Basin, that it allowed to expire or currently has no plans to drill prior to expiration.

General and administrative expenses (excluding share-based compensation). General and administrative expenses (excluding share-based compensation) increased by $6.6 million for the nine months ended September 30, 2026, compared to the prior period, primarily due to $2.1 million of severance costs incurred in September 2026 related to the Separation Agreement (see Note 12 - Commitments and Contingencies) and additional payroll expenses associated with the Mergers.

Share-Based Compensation. Share-based compensation, which is included in general and administrative expenses in the Statements of Operations, slightly increased when comparing periods. While share-based compensation expense for the nine months ended September 30, 2026 has increased compared to prior period due to grants of RSUs and PBRSUs during Q2 and Q3 2026, this was offset by a $0.3 million reversal of compensation cost previously recognized on a market-condition restricted stock award modified under the Separation Agreement. We expect to recognize $1.4 million of share-based compensation on Mr. Schick’s awards in the fourth quarter of 2026 as a result of the accelerated vesting (see Note 14 - Share-Based Compensation).

Net loss on derivative contracts. For the nine months ended September 30, 2026, the Company recorded a net loss of $42.8 million from its derivative contracts. During this period, the Company recorded $16.1 million in realized losses for its settled contracts and unrealized losses of $26.7 million for its unsettled contracts. Both losses were driven by the increases in commodity pricing during the first nine months of 2026. There were no derivative contracts in the prior period.

Interest expense.  The Company recognized $5.7 million in interest expense in the current period compared to $0.1 million interest expense in the prior period as a result of the Company utilizing its credit facility beginning in October 2025.  Interest expense for the current period consisted of $5.2 million of interest under the A&R Credit Agreement (discussed above) and $0.5 million related to the amortization of deferred financing costs. No significant interest expense or amortization of deferred financing costs were recorded in the prior period.

Liquidity and Capital Resources

The primary sources of cash for the Company during the nine-month period ended September 30, 2026 were from $121.9 million in sales of crude oil, natural gas and NGLs. As of September 30, 2026, the Company has $5.7 million in cash and restricted cash and availability of $45 million under the A&R Credit Agreement. The primary uses of cash were funds used for drilling, completion and operating costs.

Working Capital

At September 30, 2026, the Company’s total current liabilities of $65.5 million exceeded its total current assets of $33.3 million, resulting in a working capital deficit of $32.2 million. At December 31, 2025, total current liabilities of $64.5 million exceeded total current assets of $37.8 million, resulting in a working capital deficit of $26.7 million. The $5.4 million increase in the working capital deficit was primarily driven by a $17.2 million increase in current derivative liabilities resulting from higher commodity prices, partially offset by lower accounts payable. The deficit as of September 30, 2026 includes $18.1 million of current derivative liabilities, which will be settled as the hedged volumes are produced and sold.

Our acreage position is subject to lease expirations if we are unable to meet drilling commitments or obtain extensions. In the aggregate, a significant portion of our undeveloped acreage in the D-J Basin and Powder River Basin is scheduled to expire over the 2026–2028 period. Failure to retain these leases could result in the loss of leasehold interests and associated capitalized costs, potentially leading to write-offs of unproved properties and adversely affecting our liquidity and capital resources.

Financing

The Company has an ongoing $8.0 million offering of securities in an “at the market offering”, pursuant to which the Company may sell securities from time to time (the “ATM Offering”). During the month of June 2025, the Company sold an aggregate of 24,498 shares of common stock in five separate sales at a sales prices ranging between $14.32 to $16.02 per share via an ongoing “at the market offering” (for net proceeds of $354,000, which includes $11,000 in commission fees). The Company also incurred $214,000 in initial and subsequent legal and audit-related fees and expenses incurred in connection with the registration and placement of the ATM Offering. As of September 30, 2026, a total of $7.6 million is available for future sales of common stock under the ATM Offering.

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

Our expected net capital expenditures for 2026 are discussed above under “Strategy”. We expect that we will have sufficient cash available to meet our needs over the next 12 months after the filing of this report and in the foreseeable future, including to fund the remaining portion of our 2026 development program, discussed above, which cash we anticipate being available from (i) projected cash flow from our operations, (ii) existing cash on hand, (iii) borrowing under our A&R Credit Agreement with Citibank, N.A., as administrative agent, which provides for a borrowing base of $125 million and an aggregate maximum revolving credit amount of $250 million (of which $80 million has been drawn down by the Company to date to fund the Mergers, participation in non-operated wells operations, and other Company payables), as discussed below, (iv) public or private debt or equity financings, pursuant to the ATM Offering noted above, and (v) funding through other credit or loan facilities. In addition, we may seek additional funding through asset sales, farm-out arrangements, and partnerships to fund potential acquisitions during the remainder of 2026.

On October 31, 2025, the Company entered into the Amended and Restated Credit Agreement, discussed in greater detail above.

Cash Flows (in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by operating activities	$35,425	$12,905
Cash flows (used in) provided by investing activities	(28,960)	(5,982)
Cash flows (used in) provided by financing activities	(7,044)	139
Net increase (decrease) in cash and restricted cash	$(579)	$7,062

Cash flows provided by operating activities. Net cash provided by operating activities increased by $22.5 million for the current year’s period, when compared to the prior year’s period, primarily due to an increase in operating income of $33.9 million, partially offset by $11.5 million of net cash paid for derivative settlements during the nine months ended September 30, 2026.

Cash flows (used in) provided by investing activities. Net cash used in investing activities increased by $23.0 million for the current year’s period, when compared to the prior year’s period, primarily due to $21.4 million of higher cash outlays for our drilling and completion activities and $6.1 million of leasehold acquisitions, partially offset by $5.3 million of higher proceeds from the sale of oil and gas properties.

Cash flows (used in) provided by financing activities. Net cash used in financing activities during the nine months ended September 30, 2026 consisted of a net repayment of $7 million on our credit facility. There were no significant cash flows from financing activities in the prior period.

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

“EBITDA” represents net income before interest, taxes, depreciation and amortization. “Adjusted EBITDA” represents EBITDA, adjusted to exclude share-based compensation, merger acquisition costs, impairment of oil and gas properties, unrealized gain (loss) on derivative contracts, gain on sale of oil and gas properties, net, note receivable credit loss and severance costs.  Adjusted EBITDA excludes certain items that we believe affect the comparability of operating results and can exclude items that are generally non-recurring in nature or whose timing and/or amount cannot be reasonably estimated.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(9,242)	$(325)	$(17,415)	$(1,861)
Add (deduct)
Interest expense	1,734	102	5,702	102
Income tax benefit (expense)	16	(164)	175	(578)
Depreciation, depletion, amortization and accretion	9,703	4,010	32,305	11,213
EBITDA	2,211	3,623	20,767	8,876
Add (deduct)
Share-based compensation (non-cash)	611	537	1,515	1,486
Merger acquisition costs	184	-	384	-
Impairment of oil and gas properties	2,367	165	4,789	907
Unrealized (gain) loss on derivative contracts	11,966	-	26,743	-
Gain on sale of oil and gas properties, net	(4,735)	-	(4,787)	(1,021)
Severance costs	2,076	-	2,076	-
Note receivable - credit loss	-	-	-	1,378
Adjusted EBITDA	$14,680	$4,325	$51,487	$11,626

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

Business Combinations. The Company accounts for business combinations using the acquisition method, recording oil and gas assets acquired and liabilities assumed at estimated fair values. Fair values are determined using discounted cash flows, market comparables, and other valuation techniques, with significant judgment applied to estimates of reserves, future commodity prices, and operating and development costs. Purchase price allocations may be adjusted during a one-year measurement period. The Mergers were completed on October 31, 2025 and have been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), PEDEVCO was treated as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Acquired Companies have been recorded at their respective fair values as of the acquisition date on October 31, 2025. The purchase price allocation has been finalized and no material measurement period adjustments were recorded during 2026. See Note 7 – Acquisitions and Divestitures, for additional information.

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity's effective  tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted this ASU on December 31, 2025 and reflected the required disclosures in the notes to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025. The ASU had no impact on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”)(the Principal Executive Officer) and Chief Financial Officer (“CFO”)(the Principal Financial/Accounting Officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO concluded as of September 30, 2026, that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Management's conclusion was the result of the material weaknesses identified during the preparation of the Company's year-end financial statements and reported in Item 9A of the Form 10-K for the year ended December 31, 2025 that have not yet been remediated as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions regarding significant deficiencies and material weaknesses.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Part II, Item 1. Legal Proceedings” of this Report from, “Part I – Item 1. Financial Information” in the Notes to Consolidated Financial Statements in “Note 12 – Commitments and Contingencies”, under the headings “Milnesand Sale Dispute and Tilloo Note Default and Litigation” and “Phoenix Litigation”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Governmental Proceedings

From time-to-time, we receive notices of violation from governmental and regulatory authorities, including notices relating to alleged violations of environmental statutes or the rules and regulations promulgated thereunder. While we cannot predict with certainty whether these notices of violation will result in fines, penalties or both, if fines or penalties are imposed, they may result in monetary sanctions, individually or in the aggregate, in excess of a specified threshold. We have elected to use a $300,000 threshold for disclosing governmental proceedings of this nature. We believe proceedings under this threshold are not material to our business and financial condition.

As of September 30, 2026, the Company held approximately 183,829 net acres in the Powder River Basin, located in Campbell, Converse, Johnson, and Niobrara Counties, Wyoming, referred to as the “Powder River Basin Asset” or the “PRB Asset,” of which approximately 171,724 net acres were leased from the Bureau of Land Management (“BLM”). In 2022, two environmental advocacy groups filed suit against the U.S. Department of Interior and the BLM challenging certain lease sales by the BLM beginning in December of 2017 (the “BLM Litigation”), including certain lease sales held by the Company related to leases covering approximately 43,670 net acres in the PRB. On January 17, 2025, a three-judge panel of the Ninth Circuit Court of Appeals upheld vacatur (i.e., agreed with a lower court’s decision to set aside) a portion of the leases sold by the BLM, on grounds that the BLM violated the Federal Land Policy and Management Act when selling certain leases.  While the Ninth Circuit ruling cancelled certain leases, the Ninth Circuit reversed its portion of the ruling, and determined that some of the leases should not be cancelled.  Similarly, on June 12, 2026, the Montana District Court ruled that certain other leases should be cancelled on the grounds that BLM had again violated the Federal Land Policy and Management Act. This portion of the case has been appealed to the Ninth Circuit Court of Appeals by at least one party. It is possible that the Ninth Circuit Court of Appeals ruling could result in the cancellation of some or all of these leases. In the event all of these leases are cancelled, the Company would lose leases covering approximately 43,670 net acres in the PRB, upon cancellation of which leases the Company would receive reimbursement for leasehold purchase amounts paid of approximately $40.2 million.

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

As of the date of this Report, the Company has approximately 70% of our forecasted production on a BOE basis hedged for the fourth quarter of 2026, 73% hedged for 2027 and 68% hedged for 2028. As of September 30, 2026, we had outstanding crude oil and natural gas derivative contracts covering approximately 1.56 million Bbl and 1.49 million Mcf, respectively, for periods through the fourth quarter of 2028. Our crude oil contracts include swaps at average prices ranging from $64.90 to $68.51 per Bbl; collars with purchased put or floor prices ranging from $54.00 to $58.11 per Bbl and sold call or ceiling prices ranging from $62.50 to $71.55 per Bbl; certain three-way collars also included sold puts at $45.00 per Bbl (those for October 2026 through March 2027 are offset by purchased puts at $45.00 per Bbl), and our participating three-way collars include purchased calls at $80.00 per Bbl. Our natural gas contracts included swaps at average prices ranging from $3.49 to $3.95 per Mcf and collars with floor prices ranging from $3.50 to $4.00 per Mcf and ceiling prices ranging from $4.10 to $5.23 per Mcf. See also “Note 9—Derivatives” to the consolidated financial statements included herein. These arrangements may limit our ability to benefit from increases in commodity prices, and the sold puts under certain crude oil collars reduce downside protection when prices fall below the applicable sold put price.

For the three and nine months ended September 30, 2026, the Company had a net loss on derivative contracts of $16.6 million and $42.8 million, respectively. Our hedging activities have in the past exposed, and may in the future expose, us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts. Our hedges have in the past and may in the future result in losses and reduce the amount of revenue we would otherwise obtain upon the sale of our oil and natural gas production and may also decrease our margins and net revenues.

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

To the extent that we have engaged, or in the future engage, in hedging activities to protect ourselves against commodity price declines, we may be prevented from fully realizing the benefits of increases in commodity prices above the prices established by our hedging contracts, similar to what occurred during the nine months ended September 30, 2026. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which the counterparties to our hedging contracts fail to perform under the contracts.

Derivative instruments also expose us to the risk of financial loss in some circumstances, including when:

●	the counter-party to the derivative instrument defaults on its contract obligations;

●	there is an increase in the differential between the underlying price in the derivative instrument and actual prices received; or

●	the steps we take to monitor our derivative financial instruments do not detect and prevent transactions that are inconsistent with our risk management strategies.

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

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Historically, impairments have resulted primarily from declines in oil and natural gas prices. For example, for the year ended December 31, 2020, we recorded a $19.3 million impairment related to our D-J Basin properties, and during the years ended December 31, 2024 and 2023, the Acquired Companies recorded impairment charges of $3.9 million and $21.1 million, respectively, with respect to their proved and unproved oil and natural gas properties in the PRB for 2024 and both the PRB and D-J Basin for 2023. Aside from certain lease expirations resulting in an impairment loss of $0.9 million, no other significant impairment was recorded for the year ended December 31, 2025.

In addition to commodity price volatility, our asset base is subject to the risk of lease expirations, which may result in the loss of leasehold interests and associated capitalized costs if we are unable to meet drilling commitments or obtain extensions. In our D-J Basin asset, 16,138 total net acres were scheduled to expire during 2026, of which 7,188 net acres expired during the nine months ended September 30, 2026, with an additional 2,133 and 638 net acres expiring in 2027 and 2028, respectively, and 8,081 net acres thereafter, in each case net to our direct ownership interest, if we do not satisfy applicable drilling or extension requirements. In the PRB, 4,822 total net acres were set to expire in 2026, of which 720 net acres expired during the nine months ended September 30, 2026, with 34,999 and 15,828 net acres expiring in 2027 and 2028, respectively. In the Permian Basin asset, all of our acreage is currently held by production, and no net acres are scheduled to expire in 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not issue or sell any unregistered equity securities during the quarter ended September 30, 2026, and through the date of the filing of this Report.

Use of Proceeds From Sale of Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a) Form 8-K Information.

The following information is disclosed pursuant to Item 5(a) of Part II of Form 10-Q:

On October 22, 2026, the parties to the A&R Credit Agreement (discussed in “Note 8 – Revolving Credit Facility” in the notes to consolidated financial statements included above), entered into a Fourth Amendment to Credit Agreement. The amendment reaffirmed the borrowing base and elected commitment amount at $125 million and set the redetermination of the borrowing base on February 1 and August 1 of each year going forward. The Fourth Amendment also (i) waived the scheduled borrowing base redetermination that was to occur on or about July 1, 2026, (ii) provided the lenders’ retroactive consent, effective July 1, 2026, to the sale of Pine Haven and released Pine Haven and its subsidiaries from their guaranty obligations, and (iii) changed the reserve report delivery dates to on or about January 20 and July 15 of each year.

On September 29, 2026, Navigation Powder River, LLC (“NPRLLC”), an indirect wholly-owned subsidiary of the Company, and Phoenix Energy One, LLC (“Phoenix”) entered into a First Amendment to Settlement Agreement (the “Phoenix Amendment”). It amends the Settlement Agreement dated June 1, 2026 between NPRLLC and Phoenix (discussed under “Phoenix Litigation” in “Note 12 – Commitments and Contingencies” in the notes to consolidated financial statements included above). The Phoenix Amendment pushes the deadline for Phoenix’s fourth and final settlement payment of $1.0 million from September 30, 2026 to October 1, 2026. Nothing else in the Settlement Agreement changed. Phoenix made the final payment on October 1, 2026.  The description of the Phoenix Amendment above is a summary and is qualified in its entirety by the full text of the Phoenix Amendment, which is filed as Exhibit 10.19 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) Rule 10b5-1 Trading Plans.

In the event our directors and executive officers desire to purchase or sell our shares, they are encouraged, but not required, to enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended  September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File Number
3.1	Second Amended and Restated Certificate of Formation of PEDEVCO Corp., filed with the Secretary of State of Texas on February 27, 2026	8-K	3.1	3/3/2026	001-35922
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Formation, affecting a 1-for-20 Reverse Stock Split of the Outstanding Common Stock, filed with the Secretary of State of Texas on March 10, 2026	8-K	3.2	3/13/2026	001-35922
10.1#	PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	9/1/2021	001-35922
10.2#	First Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.1	8/30/2024	001-35922
10.3#	Second Amendment to PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.7	11/3/2025	001-35922
10.4#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Shares Grant Agreement	S-8	99.3	9/1/2021	333-259248
10.5#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Stock Option Grant Agreement	S-8	99.2	9/1/2021	333-259248
10.6	First Amendment to Credit Agreement, dated as of December 2, 2025, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.2	5/8/2026	001-35922
10.7	Second Amendment to Credit Agreement, dated as of May 5, 2026, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.3	5/8/2026	001-35922
10.8	Third Amendment to Credit Agreement, dated as of May 19, 2026, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto	8-K	10.4	5/20/2026	001-35922
10.9#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	8-K	10.4	6/24/2026	001-35922
10.10#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	10.5	6/24/2026	001-35922
10.11#	PEDEVCO Corp. 2021 Equity Incentive Plan Form of Performance-Based Restricted Stock Unit Award Agreement Performance Matrix	8-K	10.6	6/24/2026	001-35922
10.12#	Separation and General Release Agreement dated July 15, 2026, by and between PEDEVCO Corp. and Paul Pinkston	8-K	10.1	7/17/2026	001-35922
10.13#	Employment Agreement dated July 22, 2026, between PEDEVCO Corp. and Reagan Tuck Dukes	8-K	10.6	7/24/2026	001-35922
10.14#	Employment Agreement dated July 22, 2026, between PEDEVCO Corp. and Robert J. Long	8-K	10.7	7/24/2026	001-35922
10.15	Settlement Agreement dated June 1, 2026, by and between Phoenix Energy One, LLC and Navigation Powder River, LLC	10-Q	10.15	8/13/2026	001-35922
10.16*

Fourth Amendment to Credit Agreement, dated as of October 22, 2026, among PEDEVCO Corp., as borrower, Citibank, N.A., as administrative agent, each guarantor party thereto, and each lender party thereto

10.17#*	Transition and Separation Agreement and General Release of Claims, dated September 21, 2026, between PEDEVCO Corp. and J. Douglas Schick
10.18#	Third Amendment to the PEDEVCO Corp. 2021 Equity Incentive Plan	8-K	10.4	8/28/2026	001-35922
10.19*	First Amendment to Settlement Agreement dated September 29, 2026, by and between Phoenix Energy One, LLC and Navigation Powder River, LLC
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDEVCO Corp.

November 12, 2026	By:	/s/ R.T. Dukes
R.T. Dukes
Interim President, Interim Chief Executive Officer, and Chief Operating Officer
(Principal Executive Officer)

PEDEVCO Corp.

November 12, 2026	By:	/s/ Robert J. Long
Robert J. Long
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)